Form 10QSB
period 2004-01-31
TRAVEL HUNT HOLDINGS INC
filed 2004-03-10
CIK 1262159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended January 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                          Commission File No.

                           TRAVEL HUNT HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                       65-0972647
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                            3237 NE 10TH STREET. #2
                             POMPANO BEACH, FL 33062
                    (Address of Principal Executive Offices)

                                  (561) 943-4868
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          10,130,500
-------------------------------                        ----------
      (Title of Class)                           (Shares outstanding at
                                                  March 10, 2004)

                   TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2004

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE                1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF
                             JANUARY 31, 2004 (UNAUDITED)

PAGE                2

                             CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2004 (CONSOLDIATED) AND 2003 (COMBINED) AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2004 (CONSOLIDATED) (UNAUDITED)

PAGES             3 - 4      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                             STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
                             DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2004
                             (UNAUDITED)

PAGE                5        CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX
                             MONTHS ENDED JANUARY 31, 2004 (CONSOLIDATED) AND
                             2003 (COMBINED) AND FOR THE PERIOD FROM
                             DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2004
                             (CONSOLIDATED) (UNAUDITED)

PAGES             6 - 9      NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF
                             JANUARY 31, 2004 (CONSOLIDATED) AND 2003
                             (COMBINED) (UNAUDITED)

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF JANUARY 31, 2004
                                   (UNAUDITED)




                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                                             $              4,065
                                                                                                      -------------------
       Total Current Assets                                                                                       4,065
                                                                                                      -------------------

OTHER ASSETS
  Website development costs, net of accumulated amortization of $0                                                9,517
                                                                                                      -------------------

TOTAL ASSETS                                                                                       $             13,582
                                                                                                      ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                                 $                200
                                                                                                      -------------------
      Total Current Liabilities                                                                                     200
                                                                                                      -------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
    issued and outstanding                                                                                            -
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    10,130,500 shares issued and outstanding                                                                     10,131
   Additional paid in capital                                                                                    12,720
   Subscription receivable                                                                                           (1)
   Accumulated deficit during development stage                                                                  (9,468)
                                                                                                      -------------------
        Total Stockholders' Equity                                                                               13,382
                                                                                                      -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $             13,582
                                                                                                      ===================




     See accompanying notes to condensed consolidated financial statements.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                        For the Three
                                                         Months Ended           For the Three Months        For the Six Months
                                                       January 31, 2004           Ended January 31,          Ended January 31,
                                                        (Consolidated)             2003 (Combined)          2004 (Consolidated)
                                                     ---------------------      ----------------------     ----------------------

OPERATING EXPENSES
  General and administrative                      $                1,932     $                  -       $                 8,556
                                                     ---------------------      ----------------------     ----------------------
        Total Operating Expenses                                   1,932                        -                         8,556
                                                     ---------------------      ----------------------     ----------------------

LOSS FROM OPERATIONS                                              (1,932)                       -                        (8,556)

Provision for Income Taxes                                          -                           -                          -
                                                     ---------------------      ----------------------     ----------------------

NET LOSS                                          $               (1,932)    $                  -       $                (8,556)
                                                     =====================      ======================     ======================

 Net loss per share - basic and diluted           $                 -        $                  -       $                  -
                                                     =====================      ======================     ======================

Weighted average number of shares outstanding
  during the period - basic and diluted                       10,130,500                  10,000,000                 10,130,500
                                                     =====================      ======================     ======================


                                                                                 For The Period From
                                                                                  December 17, 1999
                                                       For the Six Months           (Inception) To
                                                       Ended January 31,           January 31, 2004
                                                        2003 (Combined)             (Consolidated)
                                                     -----------------------     ---------------------

OPERATING EXPENSES
  General and administrative                      $                 -        $                9,468
                                                     -----------------------     ---------------------
        Total Operating Expenses                                    -                         9,468
                                                     -----------------------     ---------------------

LOSS FROM OPERATIONS                                                -                        (9,468)

Provision for Income Taxes                                          -                           -
                                                     -----------------------     ---------------------

NET LOSS                                          $                 -        $               (9,468)
                                                     =======================     =====================

 Net loss per share - basic and diluted           $                 -        $                  -
                                                     =======================     =====================

Weighted average number of shares outstanding
  during the period - basic and diluted                       10,000,000                 10,018,848
                                                     =======================     =====================


     See accompanying notes to condensed consolidated financial statements.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                       Preferred Stock                         Common Stock
                                                 Shares              Amount           Shares                   Amount
                                                -----------       -------------    --------------            ------------
Stock issued to founders for cash
 ($0.01 per share) - Travel Hunt
 Holdings, Inc.                                       --          $        --            9,000,000           $     9,000

Stock issued to founders for cash -
($0.000001 post consolidation per
share) -Travel Hunt, Inc.                                                                1,000,000                 1,000
In-kind contribution of services                      --                   --                   --                    --

Net loss for the period from
 December 17, 1999 (inception) to
 July 31, 2000                                        --                   --                   --                    --
                                             -----------          -----------          -----------           -----------

Balance, July 31, 2000 (combined)                     --                   --           10,000,000                10,000

In-kind contribution of services                      --                   --                   --                    --

Net loss, 2001                                        --                   --                   --                    --
                                             -----------          -----------          -----------           -----------

Balance, July 31, 2001 (combined)                     --                   --           10,000,000                10,000

In-kind contribution of services                      --                   --                   --                    --

Net loss, 2002                                        --                   --                   --                    --
                                             -----------          -----------          -----------           -----------

Balance, July 31, 2002 (combined)                     --                   --           10,000,000                10,000


                                                                                         Accumulated
                                              Additional           Subscription         Deficit During
                                                Capital             Receivable              Stage               Total
                                             --------------       --------------    ------------------    ---------------
Stock issued to founders for cash
 ($0.01 per share) - Travel Hunt
 Holdings, Inc.                              $        --           $    (9,000)          $        --           $        --

Stock issued to founders for cash -
($0.000001 post consolidation per
share) -Travel Hunt, Inc.                           (999)                   (1)                   --                    --

In-kind contribution of services                     200                    --                    --                   200

Net loss for the period from
 December 17, 1999 (inception) to
 July 31, 2000                                        --                    --                  (200)                 (200)
                                             -----------           -----------           -----------           -----------

Balance, July 31, 2000 (combined)                   (799)               (9,001)                 (200)                   --

In-kind contribution of services                     200                    --                    --                   200

Net loss, 2001                                        --                    --                  (200)                 (200)
                                             -----------           -----------           -----------           -----------

Balance, July 31, 2001 (combined)                   (599)               (9,001)                 (400)                   --

In-kind contribution of services                     200                    --                    --                   200

Net loss, 2002                                                              --                  (200)                 (200)
                                             -----------           -----------           -----------           -----------

Balance, July 31, 2002 (combined)                   (399)               (9,001)                 (600)                   --



           See accompanying notes to condensed financial statements.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                   -------------------------------------------
                                   (UNAUDITED)

                                                 Preferred Stock                        Common Stock
                                             Shares          Amount             Shares                Amount
                                       ---------          -----------         -----------          ----------

In-kind contribution of services               -          $        --                  --          $       --

Stock issued for cash
($0.10 per share)                              -                   --             130,500                 131

Net loss, 2003                                 -                   --                  --                  --
                                       ---------          -----------         -----------          ----------

Balance, July 31, 2003 (consolidated)          -                   --          10,130,500              10,131

Cash received from subscription
 receivable                                    -                   --                  --                  --

Net loss for the six months ended
 January 31, 2004                              -                   --                  --                  --
                                       ---------          -----------         -----------          ----------

BALANCE, JANUARY 31, 2004
(CONSOLIDATED)                                 -          $        --          10,130,500          $   10,131
                                       =========          ===========         ===========          ==========

                                                                               Accumulated
                                        Additional                           Deficit During
                                          Paid-In         Subscription         Development
                                          Capital          Receivable             Stage                 Total
                                       ----------          ----------           ----------           ----------
In-kind contribution of services       $      200          $       --           $       --           $      200

Stock issued for cash
($0.10 per share)                          12,919                  --                   --               13,050

Net loss, 2003                                 --                  --                 (312)                (312)
                                       ----------          ----------           ----------           ----------

Balance, July 31, 2003 (consolidated)      12,720              (9,001)                (912)              12,938

Cash received from subscription
 receivable                                    --               9,000                   --                9,000

Net loss for the six months ended
 January 31, 2004                              --                  --               (8,556)              (8,556)
                                       ----------          ----------           ----------           ----------

BALANCE, JANUARY 31, 2004
(CONSOLIDATED)                         $   12,720          $       (1)          $   (9,468)          $   13,382
                                       ==========          ===========          ===========          ==========





           See accompanying notes to condensed financial statements.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           For The Period
                                                                                                                 From
                                                                                                             December 17,
                                                               For the Six            For the Six          1999 (Inception)
                                                               Months Ended           Months Ended          To January 31,
                                                             January 31, 2004       January 31, 2003             2004
                                                             (Consolidated)           (Combined)            (Consolidated)
                                                             ------------------     ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $            (8,556)   $              -       $            (9,468)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   In-kind contribution of services                                      -                      -                       800
  Changes in operating assets and liabilities:
   Accounts payable                                                       200                   -                       200
                                                             ------------------     ------------------     ------------------
      Net Cash Used In Operating Activities                            (8,356)                  -                    (8,468)
                                                             ------------------     ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                            (9,517)                  -                    (9,517)
                                                             ------------------     ------------------     ------------------
      Net Cash Used In Investing Activities                            (9,517)                  -                    (9,517)
                                                             ------------------     ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                9,000                   -                    22,050
                                                             ------------------     ------------------     ------------------
      Net Cash Provided By Financing Activities                         9,000                   -                    22,050
                                                             ------------------     ------------------     ------------------

NET INCREASE (DECREASE) IN CASH                                        (8,873)                  -                     4,065

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       12,938                   -                      -
                                                             ------------------     ------------------     ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $             4,065    $              -       $             4,065
                                                             ==================     ==================     ==================



            See accompanying notes to condensed financial statements.
                                        5

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            AS OF OCTOBER 31, 2003 (CONSOLIDATED) AND 2002 (COMBINED)
            ---------------------------------------------------------
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A)  Basis of Presentation
     ---  ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     (B) Organization
     ----------------

     Travel Hunt Holdings, Inc. (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999.

     Travel Hunt, Inc. (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999.

     We plan to provide online travel related products, called "travelhunts," and will provide users with new ways to experience travel destinations throughout the world. We will also provide travel related information to internet users and provide them with the ability to organize a trip to selected destinations.

     Activities during the development stage include developing the business plan and raising capital.

     (C) Principles of Consolidation and Combination
     -----------------------------------------------

     The accompanying financial statements for 2004 are consolidated because Travel Hunt Holdings, Inc. acquired 100% of the outstanding shares of Travel Hunt, Inc. on July 15, 2003. The acquisition was accounted for using the purchase method of accounting for entities under common control.

     The accompanying financial statements for 2003 are combined because both companies were beneficially owned by identical shareholders and share common management.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            AS OF OCTOBER 31, 2003 (CONSOLIDATED) AND 2002 (COMBINED)
            ---------------------------------------------------------
                                   (UNAUDITED)

     All material inter-company transactions and balances have been eliminated in consolidation and combination.

     (D) Use of Estimates
     --------------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     (E) Website Development Costs
     -----------------------------

     Website development costs are accounted for using Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The use of EITF 00-2 resulted in capitalized web site costs of $9,517, $0, and $9,517 for the six-month periods ended January 31, 2004 and 2003 and the period December 17, 1999 (inception) to January 31, 2004, respectively.

     (F) Loss Per Share
     ------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of January 31, 2004 and 2003, there were no common share equivalents outstanding.

     (G) Business Segments
     ---------------------

     The Company operates in one segment and therefore segment information is not presented.

NOTE 2 STOCKHOLDERS' DEFICIENCY

     (A) Stock Issued for Cash
     -------------------------

     During 1999, Travel Hunt Holdings, Inc. issued 9,000,000 shares of common stock to its founder for $9,000 ($0.001 per share).

     During 1999, Travel Hunt, Inc. issued 100 (1,000,000 post acquisition) shares of common stock to its founder for $0.10 ($0.000001 per share post acquisition).

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            AS OF OCTOBER 31, 2003 (CONSOLIDATED) AND 2002 (COMBINED)
            ---------------------------------------------------------
                                   (UNAUDITED)

     During 2003, the Company issued 130,500 shares of common stock for $13,050 ($0.10 per share).

     (B) In-Kind Contribution
     ------------------------

     During 2000, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See
     Note 3).

     During 2001, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See
     Note 3).

     During 2002, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See
     Note 3).

     During 2003, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See
     Note 3).

NOTE 3 RELATED PARTY TRANSACTIONS

     The president of the Company paid operating expenses and contributed services with a fair value of $800 to the Company from inception (See Note 2(B)).

NOTE 4 GOING CONCERN

     As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
-------------------------------------------------------------------

Overview

We are a developmental stage company that is currently implementing its business plan to become a fully integrated online provider of travel related products and services combining four profit centers; publishing and sale of the Company's proprietary TravelHunt brochures, customized TravelHunts designed around live special events, outsourced online travel planning and reservation solutions, online travel club.

Our business plan is focused on addressing the market opportunities created by changes in the travel industry. We believe that we can accomplish this by developing innovative ways to satisfy customers' need for an innovative, convenient, comprehensive and personalized source of travel products, services and information. We believe that the effective implementation of our business plan will result in our position as a leading online provider of travel related products and services.

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2004 we may have to limit our operations to an extent not presently determinable by management. Nancy Reynolds, our sole officer, director and principal shareholder, has agreed that she will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Ms. Reynolds, we may raise additional funds through:

     - public offerings of equity, securities convertible into equity or debt,

     -    private offerings of securities or debt, or

     -    other sources.


Even if we do not raise additional capital, we believe that we will be able to continue operations based on the funding to be provided by Ms. Reynolds and revenues that we anticipate generating in the near future. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

                               PLAN OF OPERATIONS

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified:

Complete the development of our corporate website. We have contracted with a web design company and expect to launch our website and be fully operational by November. We intend to bring the following product categories to the website. The costs to complete the website are currently forecasted to cost $4,165.00

*    TravelHunts
*    Events
*    Travel solutions (airline, hotel, cruise, rental cars)
*    The Travelhunt travel club

We intend to contract with the Pay pal system for handling credit cards and charges for the Travelhunt website. We will not incur any direct cost in implementing the Pay pal system. With the Pay pal service in place, we will begin in November 2003 instituting our fee structure for travelhunt brochures, travel club membership as follows:

*     $14.95 for travelhunt brochures
*     $59.95 for a twelve month membership to our travel club

Our initial live event launch was in November 2003 at the Delray Beach, Florida Garlic festival. We distributed TravelHunt brochures around the festival and the local Delray area with a specially designed Event Hunt. We are planning to have promotional products and prizes for participation in the TravelHunt. We incurred minimal costs within our budget of $500.

To date, we do not offer any items nor have sold any items from our website. We currently have two TravelHunt brochures available for sale and have begun development of a San Francisco, California TravelHunt and intend to add four completed TravelHunts during 2004. We will not incur any additional direct cost from implementing the sale of these items.

We presently intend to complete the website and get it listed on major search engines so we can begin building a market for our services and products. We intend to participate in live special events and we plan to participate in a minimum of one live event per quarter beginning in November 2003. We anticipate costs of $500 for each live event we participate at.

We anticipate that as we continue to add products over the next 12 months, that certain products will begin producing more than others. We have direct link advertising planned for the site, beginning in the first quarter of 2004 and continuing through 2004, which is designed to bring new qualified visitor/customers directly to the web site. We have approached, but not negotiated or contracted with any additional advertisers who will advertise on our web site during the first quarter of 2003.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

Nancy Reynolds, our sole officer, director and principal shareholder has agreed to provide financing to us in the future until we are able to receive additional funding.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $ 45,320.00. The breakdown is as follows:

Web Development                          $ 10,00.00
Legal/Accounting                         $ 7,500.00
Special live events                      $ 2,500.00
Computer/Host/supplies                   $   600.00
Telecommunications/DSL                   $   720.00
General/Administrative                   $24,000.00
Total                                    $45,320.00

We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees although depending on business we may sub-contract with a sales and marketing entities to undertake marketing on our behalf. At this time we have not entered into any agreements or negotiations with a sales and marketing entities to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

Capital Resources and Liquidity.

As of December 31, 2003, we had $ 4,860.38 in cash. Our general and administrative is expected to average $2,110 per month for the next 12 months.

We have plans to pay a salary of $500 per month to our sole officer and employees for the next 12 months. We do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. We do not have any external source of funding except that Nancy Reynolds has agreed to provide financing to us in the future until we are able to receive additional funding.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          Not Applicable

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.






                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on March 10, 2004.


                     By:  /s/ Nancy Reynolds
                     ---------------------------------------------
                              Nancy Reynolds
                              President, Chief Executive Officer,
                              Chief Financial Officer and
                              Chief Accounting Officer