Form 10QSB
period 2004-04-30
TRAVEL HUNT HOLDINGS INC
filed 2004-05-21
CIK 1262159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended April 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                         Commission File No. 333-108690

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
 Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          10,130,500
-------------------------------                  ----------------------
      (Title of Class)                           (Shares outstanding at
                                                  May 20, 2004)

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2004 are not necessarily indicative of results that may be expected for the year ending July 31, 2004. The financial statements are presented on the accrual basis.

                 TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2004

                 TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE                1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2004 (UNAUDITED)

PAGE                2        CONDENSED  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2004
                             (CONSOLIDATED)  AND  2003  (COMBINED)  AND FOR  THE  PERIOD  FROM  DECEMBER  17,  1999
                             (INCEPTION) TO APRIL 30, 2004 (CONSOLIDATED) (UNAUDITED)

PAGES             3 - 4      CONDENSED  STATEMENT OF CHANGES IN  STOCKHOLDERS'  EQUITY FOR THE PERIOD FROM DECEMBER
                             17, 1999 (INCEPTION) TO APRIL 30, 2004 (UNAUDITED)

PAGE                5        CONDENSED  STATEMENTS  OF  CASH  FLOWS  FOR THE  NINE  MONTHS  ENDED  APRIL  30,  2004
                             (CONSOLIDATED)  AND 2003 (COMBINED)  (UNAUDITED) AND FOR THE PERIOD FROM  DECEMBER 17,
                             1999 (INCEPTION) TO APRIL 30, 2004 (CONSOLIDATED) (UNAUDITED)

PAGES             6 - 8      NOTES TO CONDENSED  FINANCIAL  STATEMENTS AS OF APRIL 30, 2004 (CONSOLIDATED) AND 2003
                             (COMBINED)


                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF APRIL 30, 2004
                              --------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                          $              1,053
                                                                                   -------------------
       Total Current Assets                                                                    1,053
                                                                                   -------------------

OTHER ASSETS
  Website development costs, net of accumulated amortization of $793                           8,724
                                                                                   -------------------

TOTAL ASSETS                                                                    $              9,777
                                                                                   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                              $                828
                                                                                   -------------------
       Total Current Liabilities                                                                 828
                                                                                   -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
   issued and outstanding                                                                          -
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   10,130,500 shares issued and outstanding                                                   10,131
  Additional paid in capital                                                                  12,720
  Subscription receivable                                                                         (1)
  Accumulated deficit during development stage                                               (13,901)
                                                                                   -------------------
       Total Stockholders' Equity                                                              8,949
                                                                                   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $              9,777
                                                                                   ===================



            See accompanying notes to condensed financial statements.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)


                                                                                                                   For The Period
                                                                                                                        From
                                              For the Three      For the Three     For the Nine     For the Nine  December 17, 1999
                                               Months Ended      Months Ended      Months Ended     Months Ended      Inception) To
                                            April  30, 2004     April 30, 2003    April 30, 2004    April 30, 2003   April 30, 2004
                                            (Consolidated)       (Combined)       (Consolidated)    (Combined)       (Consolidated)

OPERATING EXPENSES
  General and administrative                     $      3,640     $        150     $     12,196     $        150     $     13,108
  Amortization expense                                    793               --              793               --              793
                                                 ------------     ------------     ------------     ------------     ------------
        Total Operating Expenses                        4,433              150           12,989              150           13,901
                                                 ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                   (4,433)            (150)         (12,989)            (150)         (13,901)

Provision for Income Taxes                                 --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS                                         $     (4,433)    $       (150)    $    (12,989)    $       (150)    $    (13,901)
                                                 ============     ============     ============     ============     ============

  Net loss per share - basic and diluted         $         --     $         --     $         --     $         --     $         --
                                                 ============     ============     ============     ============     ============

Weighted average number of shares outstanding
  during the period - basic and diluted            10,130,500       10,000,000       10,130,500       10,000,000       10,025,148
                                                 ============     ============     ============     ============     ============




           See accompanying notes to condensed financial statements.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             ------------------------------------------------------
                                   (UNAUDITED)

                                                                                                              Accumulated
                                                                                      Additional              Deficit During
                                          Preferred Stock         Common Stock         Paid-In  Subscription  Development
                                       Shares       Amount     Shares      Amount      Capital   Receivable   Stage       Total
                                       ------       ------     ------      ------      -------   ----------   -----       -----
Stock issued to founders for cash
 ($0.01 per share) - Travel Hunt
 Holdings, Inc.                               --    $   --    9,000,000   $   9,000   $     --   $  (9,000)  $     --   $      --

Stock issued to founders for cash -
($0.000001 post consolidation per
share) -Travel Hunt, Inc.                                     1,000,000       1,000       (999)         (1)        --          --

In-kind contribution of services              --        --           --          --        200          --         --         200

Net loss for the period from
 December 17, 1999 (inception) to
 July 31, 2000                                --        --           --          --         --          --       (200)       (200)
                                     -----------  --------  -----------   ---------   --------   ---------   --------   ---------

Balance, July 31, 2000 (combined)             --        --   10,000,000      10,000       (799)     (9,001)      (200)         --

In-kind contribution of services              --        --           --          --        200          --         --         200

Net loss, 2001                                --        --           --          --                     --       (200)       (200)
                                     -----------  --------  -----------   ---------   --------   ---------   --------   ---------

Balance, July 31, 2001 (combined)             --        --   10,000,000      10,000       (599)      (9001)      (400)         --

In-kind contribution of services              --        --           --          --        200          --         --         200

Net loss, 2002                                --        --           --          --                     --       (200)       (200)
                                     -----------  --------  -----------   ---------   --------   ---------   --------   ---------

Balance, July 31, 2002 (combined)             --        --   10,000,000      10,000       (399)     (9,001)      (600)         --




           See accompanying notes to condensed financial statements.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             ------------------------------------------------------
                                   (UNAUDITED)


                                                                                                              Accumulated
                                                                                      Additional              Deficit During
                                          Preferred Stock         Common Stock         Paid-In  Subscription  Development
                                       Shares       Amount     Shares      Amount      Capital   Receivable   Stage       Total
                                       ------       ------     ------      ------      -------   ----------   -----       -----


In-kind contribution of services              --    $   --           --   $      --   $    200   $      --   $     --   $     200

Stock issued for cash
($0.10 per share)                             --        --      130,500         131     12,919          --         --      13,050

Net loss, 2003                                --        --           --          --         --          --       (312)       (312)
                                          -------  -------   ----------   ---------   --------   ----------  ---------  ---------


Balance, July 31, 2003 (consolidated)         --        --   10,130,500      10,131     12,720      (9,001)      (912)     12,938

Cash received from subscription
 receivable                                   --        --           --          --         --       9,000         --       9,000

Net loss for the nine months ended
 April 30, 2004 (consolidated)                --        --           --          --         --          --    (12,989)    (12,989)
                                          -------  -------   ----------   ---------   --------   ----------  ---------  ---------

BALANCE, APRIL 30, 2004                       --   $    --   10,130,500   $  10,131   $ 12,720   $      (1)  $(13,901)  $   8,949
                                          =======  =======   ==========   =========   ========   ==========  =========  =========



           See accompanying notes to condensed financial statements.

                 TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                     For The Period
                                                                                                                          From
                                                                                                                      December 17,
                                                                              For the Nine        For the Nine      1999 (Inception)
                                                                              Months Ended        Months Ended        To April 30,
                                                                             April 30, 2004      April 30, 2003           2004
                                                                             (Consolidated)        (Combined)        (Consolidated)
                                                                            ------------------  ------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(12,989)            $   (150)            $(13,901)
  Adjustments to reconcile net loss to net cash used in operating activities:
   In-kind contribution of services                                                --                  150                  800
   Amortization expense                                                           793                   --                   --
  Changes in operating assets and liabilities:                                                          --                  793
   Accounts payable                                                               828                   --                  828
                                                                             --------             --------             --------
      Net Cash Used In Operating Activities                                   (11,368)                  --              (11,480)
                                                                             --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                                    (9,517)                  --               (9,517)
                                                                             --------             --------             --------
      Net Cash Used In Investing Activities                                    (9,517)                  --               (9,517)
                                                                             --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash from subscription receivable                                             9,000                   --               22,050
                                                                             --------             --------             --------
      Net Cash Provided By Financing Activities                                 9,000                   --               22,050
                                                                             --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                               (11,885)                  --                1,053
                                                                                                                       --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               12,938                   --                   --
                                                                             --------             --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,053             $     --             $  1,053
                                                                             ========             ========             ========


            See accompanying notes to condensed financial statements.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AS OF APRIL 30, 2004 (CONSOLIDATED)
                       -----------------------------------
                                   (UNAUDITED)




NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------------------------------------------------------------------

       (A) Basis of Presentation
       -------------------------

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

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AS OF APRIL 30, 2004 (CONSOLIDATED)
                       -----------------------------------
                                   (UNAUDITED)

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

       (E) Website Development Costs
       -----------------------------

       Website development costs are accounted for using Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The use of EITF 00-2 resulted in capitalized web site costs of $9,517, $0, and $9,517 for the nine-month periods ended April 30, 2004 and 2003 and the period December 17, 1999 (inception) to April 30, 2004, respectively.

       (F) Loss Per Share
       ------------------

       Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of April 30, 2004 and 2003, there were no common share equivalents outstanding.

       (G) Business Segments
       ---------------------

       The Company operates in one segment and therefore segment information is not presented.

NOTE 2 STOCKHOLDERS' DEFICIENCY
-------------------------------

       (A) Stock Issued for Cash
       -------------------------

       During 1999, Travel Hunt Holdings, Inc. issued 9,000,000 shares of common stock to its founder for $9,000 ($0.001 per share).

       During  1999,   Travel  Hunt,   Inc.   issued  100  (1,000,000  post
       acquisition) shares of common stock to its founder for $0.10 ($0.000001 per share post acquisition).

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AS OF APRIL 30, 2004 (CONSOLIDATED)
                       -----------------------------------
                                   (UNAUDITED)



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

NOTE 3 RELATED PARTY TRANSACTIONS
---------------------------------

       The president of the Company paid operating expenses and contributed services with a fair value of $800 to the Company from inception (See
       Note 2(B)).

NOTE 4 GOING CONCERN
--------------------

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

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we can not raise funds in the immediate future, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

Capital Resources and Liquidity.

As of April 31, 2004, we had $ 1,053 in cash. Our general and administrative is expected to average $2,110 per month for the next 12 months.

We have plans to pay a salary of $500 per month to our sole officer and employee for the next 12 months. We do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. We do not have any external source of funding except that Nancy Reynolds has agreed to provide financing to us in the future until we are able to receive additional funding.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.






                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 20, 2004.


                     By:  /s/ Nancy Reynolds
                     ---------------------------------------------
                              Nancy Reynolds
                              President, Chief Executive Officer,
                              Chief Financial Officer and
                              Chief Accounting Officer