Form 10KSB
period 2004-07-31
TRAVEL HUNT HOLDINGS INC
filed 2004-10-04
CIK 1262159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------
                                   FORM 10-KSB
                    -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                  July 31, 2004

                           Commission File #333-108690

                           TRAVEL HUNT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0972647
                      (IRS Employer Identification Number)

                    6369 W Sample Rd Coral Springs, FL       33067
               (Address of principal executive offices )   (Zip Code)

                                 (561) 943-4868
               (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class             Name of each exchange on which registered

     -------------------             -----------------------------------------

     -------------------             -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended July 31, 2004: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 4, 2004, was: $7,830.

Number of shares of the registrant's common stock outstanding as of October 4, 2004 is: 10,130,500

The Transfer Agent for the Company is Corporate Stock Transfer.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We develop online interactive travel related products, we call TravelHunts, which can provide users with unique ways to experience travel destinations. Additionally, we provide travel related information to Internet users as well as providing them with the ability to organize a trip to a selected destination and make travel reservations to that city with our online reservation system. We currently have one employee.

A TravelHunt is a series of questions that the consumer will use to direct himself or herself through the city they are visiting. Through our website, the user can purchase and download a TravelHunt and use that TravelHunt to tour the city. TravelHunt brochures are printed guides that lead you to unique and interesting places, giving an interactive personalized tour of a city. Travel Hunts are reasonably priced products that allow the user to tour his own city or another city capturing the true flavor, history and highlights that a destination has to offer. Each TravelHunt will have a series of questions that when answered, will give the user a true insider's view of what the destination has to offer, whether it be the local sights, museums, great restaurants or nightlife. Many of the questions and clues included in our TravelHunt brochures require interacting with local people familiar with the area to find the answers. We thereby consider our products interactive as participants will need to interact with the people who live, work, and travel to the TravelHunt destination to complete the TravelHunt. Participants will perform these interactive duties as they complete the TravelHunt. TravelHunts are set up to allow a user to customize the TravelHunt to his or her interests, lifestyle and age but yet have an interactive, exciting and unique experience in each city. Each TravelHunt is designed to lead our customers to unique destinations within their destination. This may include details about historic locations, details and history of the areas architecture, local food specialties and local "celebrities". We currently offer two recently completed TravelHunt brochures for sale for Key West and Miami, Florida. These products are offered at a sales price of $14.95.

We are a developmental stage company that is currently implementing its business plan to become a fully integrated online provider of travel related products and services combining profit centers including: publishing and sale of the Company's proprietary TravelHunt brochures, customized TravelHunts designed around live special events, and online travel club sales. Our business plan is focused on addressing the market opportunities created by changes in the travel industry. We believe that we can accomplish this by developing innovative ways to satisfy customers' needs for a convenient, comprehensive and personalized source for travel products, services and information. We believe that the effective implementation of our business plan will result in our gaining market share as an online provider of travel related products and services.

We hope to create strategic partnerships with travel and special event companies that will result in reciprocal advertising on each other's web site or other cross promotional print advertising. Additionally, we may charge these travel companies for advertisement banners on our website. The partnerships that develop will enable us to grow our customer base and expand our business to venues other than the Internet. The partnerships made will benefit us by increasing exposure to our website to the consumers that view these sponsors' web sites. We have currently secured a domain name, www.TravelHunt.com and www.TravelHunt.net and are working with a web site developer to develop a functional and unique site that will keep users interested in our site. We understand the importance of having a website that is pleasing to look at and easy to navigate through. During the past two years we have spent a total of $2,082 in research and development for the creation of our website, all of which was spent subsequent to July 31, 2003.

We have established a technological Internet component through the development of the TravelHunt.com website which we intend to use as a platform to become an on-line promoter for our products, services and events in the South East region, and throughout the United States. We will outsource the development of the technological Internet component to companies who have technological expertise that our management does not currently possess. The initial sale of TravelHunt brochures will utilize the Internet for distribution, with a variety of downloadable PDF formatted products. Each TravelHunt may be purchased and downloaded from the Internet in PDF format. We create and self publish our products, utilizing the Internet as a platform for marketing and distributing our products online as an "etailer" under the domain name of www.TravelHunt.com. This website's income will initially be derived from online sales of TravelHunt brochures, sales from our travel club, participation in special live events and advertising sales.

Our management will execute cross-marketing promotional tie-ins with other media and branded products, in corporate sponsorship campaigns for marketing travel related products and services on the Internet. Although we have not entered into any such agreement to date,we intend to work with established companies. We intend to establish significant co-marketing relationships to promote our service and to sponsor contests that offer travel-related prizes. These programs typically involve participation with airlines, hotels, car rental agencies, cruise providers and online service providers. We intend to enter into additional co-marketing relationships in support of our marketing strategy and to date have not entered into any such agreements.

Our participation in live events will come from the sale of specially developed TravelHunts that will be offered during a pre-scheduled live event. The major areas of focus within the live event and entertainment industry include music, arts and culture, community, charity, sports and family entertainment. We will generate revenue from participation in these events from the sale of these TravelHunts and travel club sales.

Our management will create or outsource the development of a custom writtenTravelHunt designed around the key features of the event. The nature of the questions for a live event hunt are centered around the topic or central theme of the event. For example, the hunt for the Garlic Festival focused on garlic - its history, its uses, etc. The event hunt also incorporates some interesting historical and current facts about the town in which the event is held. Participants include the event attendees, other vendors (who may give out answers to clues), and the TravelHunt representative(s) facilitating the event. TravelHunt staff creates the Hunt and prepares other exhibitors to give out the answers to specific clues. Hunts begin at specific times, with a written brief announcement describing the hunt and the rules. Participants then complete the Hunt and turn it in at one of several drop stations throughout the event. The questions are considered interactive since they require the participants to seek out specific booths at the event. The booth staff will have the answer to a clue. Rather than wonder idly around the event, participants must pay close attention to the exhibitors as possible sources of information. Our current financial and human resources will limit our ability to implement more than one live event per quarter during 2004. This can be designed with the event promoter or event planner and will include team-building events for corporations.

We intend to offer teambuilding programs to businesses. Teambuilding Hunts are ideal for corporate functions, holiday events, and scheduled team meetings direct to businesses.

We will consult with the team leader and our clients and business leaders to determine their stated goals and objectives. We will then provide a tailored TravelHunt brochure and facilitated program that will be implemented and supervised by our staff. Our programs will impact team and corporate performance by building interaction and interdependence between team members in a fun, non-threatening environment. We will follow standard conventions of Professional and Organizational Development when designing a teambuilding program, including a needs assessment, setting of objectives, program design and development, delivery of tailored TravelHunt and a follow-up evaluation.

Corporate teams can dedicate from one hour to a full day to building effective working strategies and tactics from a TravelHunt product. A typical team building travelhunt would include clues from a smaller geographic area, specifically the location of the event. Clues can be solved within time frame specified by client. Group meets at a specified time to receive instructions and Hunt. Group is divided into teams of three to five people. Each groups is given a Polaroid camera, notepad, and compass. Each team member is assigned a specific role, such as team leader, navigator, photographer. Teams complete the hunt within the specified time and return to the starting point. TravelHunt staff facilitates debriefing session to highlight components of effective teams and solicit the groups response on how they worked together and what they learned. The product will be unique for each company and/or group, based upon the detailed needs assessment conducted with the client's team and business managers. Pricing will vary based on the scope and depth of each teambuilding delivered.

Our Company's initial live event launch was in November 2003 at the Delray Beach, Florida Garlic festival, now in its' fifth year. We distributed well over one thousand TravelHunt brochures around the festival and the local Delray area with a specially designed Event Hunt which is a series of interactive questions specially designed around the exhibitors, vendors, and entertainers participating at the festival. The nature of the questions for the hunt for the Garlic Festival focused on garlic - its history, its uses, etc. The event hunt also incorporates some interesting historical and current facts about the town of Delray Beach, Florida. We had over one hundred consumers participate in this specially designed travelHunt with promotional products and prizes for participation in the TravelHunt and approximately five other exhibitors available to give out the answers to specific clues. The hunt was available for three days during the festival in which the event was held. Our participation in this event did not produce any sales revenue. Participants include the event attendees, other vendors (who may give out answers to clues), and the TravelHunt representative(s) facilitating the event. TravelHunt staff creates the Hunt and prepared the clues designed to bring participants to key vendors that have been identified by the event sponsor. Vendors are selected to drive event traffic to specific booths, in this case, the bar areas and the largest garlic seller at the event.

We hope to expand the distribution of our TravelHunt brochures beyond the Internet after the company has reached a critical mass and brand identity utilizing the Internet as a platform for marketing and distributing of our products online as an "etailer". We believe that developing a growing position in the industry will enhance our ability to maximize ancillary sales opportunities, including corporate sponsorship sales, advertising and product merchandising. We will seek to publish our TravelHunts in a traditional paperbound format, and to traditionally distribute through multi store retail locations such as bookstores and travel agencies. We currently do not have any plans to open retail outlets of our own.

Revenues expected from the sale of TravelHunts include advertising sales to related and cross-marketed entities, hotels, auto rentals, resorts, restaurants, travel agents, theme parks, etc. Initial TravelHunts will be developed for Florida destinations. Scheduled additions of future TravelHunts include the South East Region of and major cities across North America.

We expect that the TravelHunt travel planning and reservation system will be designed to meet the expanding needs of the online travel consumer. This portion of our website design is an outsourced function that is carefully planned combination of commercial tools, including the following: Air, Car, Cruise, Condo and Hotel Booking Engines. These will be available to the consumer at no cost and have a lesser price point discount than the fee-based web site travel benefits. We will not derive any revenue from the travel planning and reservation system.

Our travel club membership provides fee-based travel benefits and services for a $59.95 annual membership fee. We are not currently, nor do we plan to become a licensed travel agency. We have outsourced the fulfillment of the travel club to a company who has agreements with the providers of the services offered, along with a team of experienced travel professionals who will assist our members in accessing the following:

1.       Air, Car, Condo, and Hotel Booking Engines
2.       CondoScape Booking Engine
3.       Cruise Line Booking Engine
4.       Weekly Cruise and Vacation Specials
5.       Group Vacation and Cruise Booking Engine

We also will provide the following additional outsourced members services:

o        Full-service travel center, 9 am to 6 PM weekdays
o        Discounted hotel program at over 14,000 hotels worldwide
o        Discounted car rental
o        Discounted cruises
o        Competitively priced Airfare
o        Discounts off select resort condominiums
o        Discount Attraction and Show Tickets
o        Dedicated toll-free number
o        Discounts on select travel-related products
o        Western Union payment processing for cash customers
o        Customized Vacation Packages
o        Concierge Services
o        Limousine Service Arrangements
o        Trip Routing
o        Destination Reports
o        Customized Online Booking Engine
o Traveler's Cheques, for a fee, in the form of a tailored stored value card
o        Quarterly Newsletter online
o        Electronic postcards
o        Insurance Services
         -        Trip Interruption
         -        Baggage Insurance
         -        Travel Insurance.

Our objective is to be the premier online provider of travel related products and services by:

o Enhancing the consumer value proposition by offering unique TravelHunt brochures and offering a complete travel planning solution;

o    Establishing, strengthening and expanding our strategic relationships;

o Aggressively developing our brand identity through high quality product and service offerings, active marketing and promotional programs;

o Investing in leading technology to enhance our web site and transaction-processing systems; and

o    Becoming a recognized global brand and leader in the travel industry.

EMPLOYEES

As of September 29, 2004, we had one employee, Nancy Reynolds who is our sole officer, Director and principal shareholder.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 6369 W Sample Rd Coral Springs, FL 33067. We currently lease the space from Nancy Reynolds, our sole officer and director, at no charge on a month to month basis. We believe that this space is sufficient and adequate for our current business needs and as business warrants we may expand into a larger space. Currently, the only business engaged in at such office is the daily administration and management undertaken by our sole employee.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 29, 2004, there are approximately 68 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol "TVLH".

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by end of the year 2004 we may have to limit our operations to an extent not presently determinable by management. Nancy Reynolds, our sole officer, director and principal shareholder, has agreed that she will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Ms. Reynolds, we may raise additional funds through:

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

On July 22, 2004 we entered into a letter of intent to acquire one hundred percent (100%) of the ownership interest of Matrix Lodging, LLC for the issuance of shares of our common stock to the Matrix Lodging, LLC members. Consummation of the transaction is subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. As of the date of this report, we have not completed our due diligence and no definitive agreement has been reached nor can any assurance can be given that this acquisition will be consummated.

Matrix Lodging is a Nevada company which is in the process of developing a chain of technology-rich, boutique luxury hotels situated in key commercial centers across the United States.

Capital Resources and Liquidity.

As of July 31, 2004, we had $ 2,259 in cash. Our general and administrative is expected to average $2,110 per month for the next 12 months.

We have plans to pay a salary of $500 per month to our sole officer and employee for the next 12 months. In addition, we entered into an agreement with a consultant to provide business management services. The agreement calls for the consultant to provide services through July 2005 at a fee of $50,000 due December 31, 2004, unless there is a change in control of the Company, at which time the entire balance becomes due and payable immediately.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                    TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2004

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE                 1        INDEPENDENT AUDITORS' REPORT

PAGE                 2        CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2004

PAGE                 3        CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE
                              YEARS ENDED JULY 31, 2004 AND 2003 AND FOR THE
                              PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO
                              JULY 31, 2004

PAGE                 4        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              DEFICIENCY  FOR THE PERIOD FROM DECEMBER 17, 1999
                              (INCEPTION) TO JULY 31, 2004

PAGE                 5        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                              YEARS ENDED JULY 31, 2004 AND 2003 AND FOR THE
                              PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO
                              JULY 31, 2004

PAGES             6 - 10      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Travel Hunt Holdings, Inc.
  (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Travel Hunt Holdings, Inc. and subsidiary (a development stage company) as of July 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended July 31, 2004 and 2003 and for the period from December 17, 1999 (inception) to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Travel Hunt Holdings, Inc. and subsidiary (a development stage company) as of July 31, 2004 and the consolidated results of its operations and its cash flows for the years ended July 31, 2004 and 2003 and for the period from December 17, 1999 (inception) to July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is in the development stage with no revenues, has an operating loss of $22,978, negative cash flow from operations of $17,754, and has an accumulated deficit during the development stage of $23,890. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
September 10, 2004


                                        TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED BALANCE SHEET
                                                  AS OF JULY 31, 2004



                                                           ASSETS

CURRENT ASSETS
  Cash                                                                                                  $          2,259

WEBSITE DEVELOPMENT COSTS, NET                                                                                     4,197
                                                                                                           ---------------

TOTAL ASSETS                                                                                            $          6,456
                                                                                                           ===============

                                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                                 $          3,496

LONG-TERM LIABILITIES
  Note payable - related party                                                                                     4,000
                                                                                                           ---------------

TOTAL LIABILITIES                                                                                                  7,496
                                                                                                           ---------------

COMMITMENTS AND CONTINGENCIES                                                                                          -

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
    issued and outstanding                                                                                             -
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    10,130,500 shares issued and outstanding                                                                      10,131
   Additional paid in capital                                                                                     12,720
   Subscription receivable                                                                                            (1)
   Accumulated deficit during development stage                                                                  (23,890)
                                                                                                           ---------------
        Total Stockholders' Deficiency                                                                            (1,040)
                                                                                                           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                          $          6,456
                                                                                                           ===============



                                     See accompanying notes to consolidated financial statements.
                                                                  2


                                        TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                                    For The Period From
                                                              For The Year         For The Year      December 17, 1999
                                                                 Ended                Ended           (Inception) To
                                                              July 31, 2004        July 31, 2003       July 31, 2004
                                                              -------------        -------------       -------------
OPERATING EXPENSES
  Officers salary                                              $      3,000        $         --        $      3,000
  Professional fees                                                  10,108                  --              10,108
  Advertising                                                         4,285                  --               4,285
  General and administrative                                          5,585                 312               6,497
                                                               ------------        ------------        ------------
        Total Operating Expenses                                     22,978                 312              23,890
                                                               ------------        ------------        ------------

LOSS FROM OPERATIONS                                                (22,978)               (312)            (23,890)

Provision for Income Taxes                                               --                  --                  --
                                                               ------------        ------------        ------------

NET LOSS                                                       $    (22,978)       $       (312)       $    (23,890)
                                                               ============        ============        ============

 Net loss per share - basic and diluted                        $      (0.00)       $      (0.00)       $      (0.00)
                                                               ============        ============        ============

Weighted average number of shares outstanding during the
  period - basic and diluted                                     10,130,500          10,011,930          10,030,835
                                                               ============        ============        ============



                              See accompanying notes to consolidated financial statements.
                                                          3



                                       TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                            FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JULY 31, 2004

                                                                                                                      Additional
                                                           Preferred Stock                   Common Stock               Paid-In
                                                       Shares         Amount          Shares           Amount           Capital
                                                     -----------    -----------     ------------    -------------     -------------

Stock issued to founders for cash
 ($0.01 per share) - Travel Hunt Holdings, Inc.              --     $        --       9,000,000      $     9,000      $        --

Stock issued to founders for cash                            --
($0.000001 post consolidation per share)
-Travel Hunt, Inc.                                                                    1,000,000            1,000             (999)

In-kind contribution of services                             --              --              --               --              200

Net loss for the period from December 17, 1999
 (inception) to July 31, 2000                                --              --              --               --               --
                                                    -----------     -----------     -----------      -----------      -----------

Balance, July 31, 2000 (combined)                            --              --      10,000,000           10,000             (799)

In-kind contribution of services                             --              --              --               --              200

Net loss, 2001                                               --              --              --               --               --
                                                    -----------     -----------     -----------      -----------      -----------

Balance, July 31, 2001 (combined)                            --              --      10,000,000           10,000             (599)

In-kind contribution of services                             --              --              --               --              200

Net loss, 2002                                               --              --              --               --               --
                                                    -----------     -----------     -----------      -----------      -----------

Balance, July 31, 2002 (combined)                            --              --      10,000,000           10,000             (399)

In-kind contribution of services                             --              --              --               --              200

Stock issued for cash ($0.10 per share)                      --              --         130,500              131           12,919

Net loss, 2003                                               --              --              --               --               --
                                                    -----------     -----------     -----------      -----------      -----------

Balance, July 31, 2003 (consolidated)                        --     $        --      10,130,500      $    10,131      $    12,720


Cash received for subscription receivable                    --              --              --               --               --

Net loss, 2004                                               --              --              --               --               --
                                                    -----------     -----------     -----------      -----------      -----------

BALANCE, JULY 31, 2004                                       --     $        --      10,130,500      $    10,131      $    12,720

                                                    ===========     ===========     ===========      ===========      ===========



                                                                        Accumulated
                                                                      Deficit During
                                                     Subscription      Development
                                                      Receivable           Stage              Total
                                                   ---------------    --------------      -------------
Stock issued to founders for cash
 ($0.01 per share) - Travel Hunt Holdings, Inc.     $    (9,000)     $        --      $        --

Stock issued to founders for cash
($0.000001 post consolidation per share)
-Travel Hunt, Inc.                                           (1)              --               --

In-kind contribution of services                             --               --              200

Net loss for the period from December 17, 1999
 (inception) to July 31, 2000                                --             (200)            (200)
                                                    -----------      -----------      -----------

Balance, July 31, 2000 (combined)                        (9,001)            (200)              --

In-kind contribution of services                             --               --              200

Net loss, 2001                                               --             (200)            (200)
                                                    -----------      -----------      -----------

Balance, July 31, 2001 (combined)                        (9,001)            (400)              --

In-kind contribution of services                             --               --              200

Net loss, 2002                                               --             (200)            (200)
                                                    -----------      -----------      -----------

Balance, July 31, 2002 (combined)                        (9,001)            (600)              --

In-kind contribution of services                             --               --              200

Stock issued for cash ($0.10 per share)                      --               --           13,050

Net loss, 2003                                               --             (312)            (312)
                                                    -----------      -----------      -----------

Balance, July 31, 2003 (consolidated)               $    (9,001)     $      (912)     $    12,938


Cash received for subscription receivable                 9,000               --            9,000

Net loss, 2004                                               --          (22,978)         (22,978)
                                                    -----------      -----------      -----------

BALANCE, JULY 31, 2004                              $        (1)     $   (23,890)     $    (1,040)
---------------------                               ===========      ===========      ===========




                             See accompanying notes to consolidated financial statements.


                                       TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                                              For The Period
                                                                                                                    From
                                                                          For The Year        For The Year    December 17, 1999
                                                                             Ended               Ended         (Inception) To
                                                                          July 31, 2004      July 31, 2003      July 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(22,978)          $   (312)          $(23,890)
  Adjustments to reconcile net loss to net cash used in operating activities:
   In-kind contribution of services                                              --                200                800
   Provision for amortization                                                 1,728                 --              1,728
  Changes in operating assets and liabilities:
   Increase in accounts payable and accrued expenses                          3,496                 --              3,496
                                                                           --------           --------           --------
      Net Cash Used In Operating Activities                                 (17,754)              (112)           (17,866)
                                                                           --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                                  (5,925)                --             (5,925)
                                                                           --------           --------           --------
      Net Cash Used In Investing Activities                                  (5,925)                --             (5,925)
                                                                           --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                      9,000             13,050             22,050
  Proceeds from note payable                                                  4,000                 --              4,000
                                                                           --------           --------           --------
      Net Cash Provided By Financing Activities                              13,000             13,050             26,050
                                                                           --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                             (10,679)            12,938              2,259

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             12,938                 --                 --
                                                                           --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  2,259           $ 12,938           $  2,259
                                                                           ========           ========           ========



                                     See accompanying notes to consolidated financial statements.
                                                                   5

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2004
                               -------------------


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------------------------------------------------------------------

     (A)  Organization
     -----------------

     Travel Hunt Holdings, Inc. (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999.

     Travel Hunt, Inc. (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999.

     We plan to provide online interactive travel related products, called "travelhunts", and will provide users with new ways to experience travel destinations throughout the world. We will also provide travel related information to internet users and provide them with the ability to organize a trip to selected destinations.

     Activities during the development stage include developing the business plan and raising capital.

     (B) Basis of Presentation
     -------------------------

     The accompanying consolidated financial statements for 2004 and 2003 include the accounts of Travel Hunt Holdings, Inc. and its 100% owned subsidiary Travel Hunt, Inc. (See Note 2).

     For purposes of these consolidated financial statements, Travel Hunt Holdings, Inc. and Travel Hunt, Inc. are referred to as the "Company".

     All material intercompany transactions and balances have been eliminated in consolidation.

     (C) Use of Estimates
     --------------------

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

     (D) Cash and Cash Equivalents
     -----------------------------

     For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2004
                               -------------------

     (E) Website Development Costs
     -----------------------------

     The Company capitalizes internally developed software costs in accordance with Statement of Positives 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") and Emerging Issues Task Force Abstract No. 00-02, Accounting for Website Development Costs ("EITF 00-02"). Capitalized costs are amortized on a straight-line basis over a two year estimated useful life of the software once it is available for use.

     (F) Income Taxes
     ----------------

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of July 31, 2004, the Company has a net operating loss carryforward of $23,890 available to offset future taxable income through 2024. The valuation allowance at July 31, 2004 was $8,362. The net change in the valuation allowance for the year ended July 31, 2004 was an increase of $8,052.

     (G) Loss Per Share
     ------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of July 31, 2004 and 2003, there were no common share equivalents outstanding.

     (H) Business Segments
     ---------------------

     The Company operates in one segment and therefore segment information is not presented.

     (I) Long-Lived Assets
     ---------------------

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2004
                               -------------------

     (J) Revenue Recognition
     -----------------------

     The Company recognizes revenue from internet advertising over the life of the contract. The Company recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees, over the life of the membership.

     (K) Advertising Costs
     ---------------------

     The Company expenses advertising costs as incurred. Advertising costs for the years ended July 31, 2004 and 2003 and for the period from December 17, 1999 (inception) to July 31, 2004 were $4,285, $0 and $4,285, respectively.

NOTE 2 ACQUISTION AGREEMENT
---------------------------

     On July 15, 2003, Travel Hunt Holdings, Inc. acquired all the outstanding shares of Travel Hunt, Inc., an inactive Florida corporation with no assets or liabilities for 1,000,000 common shares of the Travel Hunt Holdings, Inc. The sole owner of Travel Hunt, Inc. owns approximately 99% of the common stock of the Company. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated (See Note 1(B)).

NOTE 3 WEBSITE DEVELOPMENT COSTS
--------------------------------

     The following is a summary of website development costs at July 31, 2004:

     Website development costs                            $           5,925
     Less: accumulated amortization                                   1,728
                                                             ----------------

     Website development costs, net                       $           4,197
                                                             ================

     Amortization expense for the years ended July 31, 2004 and 2003 and for the period from December 17, 1999 (inception) to July 31, 2004 was $1,728, $0 and $1,728, respectively.

NOTE 4 STOCKHOLDERS' DEFICIENCY
-------------------------------

     (A) Stock Issued for Cash

     During 1999, Travel Hunt Holdings, Inc issued 9,000,000 shares of common stock to its founder for $9,000 ($0.001 per share).

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2004
                               -------------------

     During 1999, Travel Hunt, Inc issued 100 (1,000,000 post acquisition) shares of common stock to its founder for $0.10 ($0.000001 per share post acquisition).

     During 2003, the Company issued 130,500 shares of common stock for $13,050 ($0.10 per share).

     (B) In-Kind Contribution
     ------------------------

     During 2000, the Company recorded additional paid in capital of $ 200 for the fair value of services contributed to the Company by its president (See
     Note 6).

     During 2001, the Company recorded additional paid in capital of $ 200 for the fair value of services contributed to the Company by its president (See
     Note 6).

     During 2002, the Company recorded additional paid in capital of $ 200 for the fair value of services contributed to the Company by its president (See
     Note 6).

     During 2003, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See
     Note 6).

NOTE 5 NOTE PAYABLE - RELATED PARTY
-----------------------------------

     During 2004, the Company issued a note payable to a stockholder in the amount of $4,000. The note bears interest at 6%, is unsecured and due December 31, 2005.

NOTE 6 RELATED PARTY TRANSACTIONS
---------------------------------

     The President of the Company paid operating expenses and contributed services with a fair value of $800 to the Company from inception (See Note
     5).

     See Note 5.

NOTE 7 COMMITMENTS AND CONTINGENCIES
------------------------------------

     During 2004, the Company entered into an agreement with a consultant to provide business management services. The agreement calls for the consultant to provide services through July 2005 at a fee of $50,000 due December 31, 2004, unless there is a change in control of the Company, at which time the entire balance becomes due and payable immediately.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2004
                               -------------------

NOTE 8 GOING CONCERN
--------------------

     As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no revenues, has an operating loss of $22,978, negative cash flow from operations of $17,754, and has an accumulated deficit during the development stage of $23,890. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9 SUBSEQUENT EVENT
-----------------------

     On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. As of the date of this report, the Company has not completed its due diligence and no definitive agreement has been reached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Our accountant is Webb & Company, PA. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Nancy Renolds, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation
Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of September 29, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name                                Age         Positions and Offices Held

Nancy Reynolds                      38          President, Secretary, Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Nancy Reynolds has been the President and sole director of Travel Hunt Holdings, Inc. since March 2003. Ms. Reynolds brings an extensive background of business, team, and project management to her tenure with TravelHunt. From November, 2000 to present she is in the management with Chase Merchant Services where she was responsible for the company's People Strategy in the capacity of program manager. Her responsibilities include managing initiatives around the corporate culture, managing change, employee development, and performance management. Prior to working for Chase Merchant Services, from September 1998 to November 2000, Ms. Reynolds was the Director of Training and Employee Development for two mortgage companies, Westmark Mortgage and Mortgage.com in South Florida. In such capacities she was responsible for redesigning and developing training curricula and performance management programs. From May 1990 to September 1997 Ms. Reynolds worked with Citibank in the capacity of training manager for training for software conversion programs.

Ms. Reynolds holds a Bachelor of Arts degree in Sociology and Psychology from San Jose State University.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending July 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

                                     III-1

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name                   Number of Total Shares             % of Shareholdings
----                   ----------------------             ------------------

Nancy Reynolds              10,000,000                           98.71%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use space at 3237 NE 10th Street #2, Pompano Beach, Florida. We lease such space from Nancy Reynolds, our President for no charge.

On December 17, 1999, Shelley Simmons, our founder, received 9,000,000 shares In compensation for the payment of $9,000.00 based on the par value of the stock. As our founder, Ms. Simmons is considered a promoter of the company. Ms. Simmons subsequently sold all of such shares to Nancy Reynolds at par value in March 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

     None

(b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

     On July 27, 2004, the Company filed an Form 8-K disclosing that it had entered into a letter of intent for the acquisition of Matrix Lodging, LLC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended July 31, 2004, we were billed approximately $2,800 for professional services rendered for the audit of our financial statements. We also were billed approximately $2,484 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended July 31, 2004.

Tax Fees

For the Company's fiscal year ended July 31, 2004, we were billed approximately $200 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended July 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     III-2

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               TRAVEL HUNT HOLDINGS, INC.

                               By: /s/ Nancy Reynolds
                              --------------------------
                                       Nancy Reynolds
                                       President, Secretary and Director

Dated: October 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                        DATE
----                          -----                        ----

/s/ Nancy Reynolds            President, Secretary         October 4, 2004
---------------------         and Director
   Nancy Reynolds

                                     III-3