Form 10QSB
period 2004-10-31
TRAVEL HUNT HOLDINGS INC
filed 2004-12-02
CIK 1262159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                For the quarterly period ended October 31, 2004

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
 Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          10,130,500
-------------------------------                  ----------------------
      (Title of Class)                           (Shares outstanding at
                                                  December 2, 2004)

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended October 31, 2004 are not necessarily indicative of results that may be expected for the year ending July 31, 2005. The financial statements are presented on the accrual basis.

                 TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF OCTOBER 31, 2004

                    TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2004





                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE     1          CONDENSED CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2004
                    (UNAUDITED)

PAGE     2          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003 AND FOR THE
                    PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31,
                    2004 (UNAUDITED)

PAGES  3 - 4        CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                    THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31,
                    2004 (UNAUDITED)

PAGE     5          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003 AND FOR THE
                    PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31,
                    2004 (UNAUDITED)

PAGES  6 - 8        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    OCTOBER 31, 2004 AND 2003


                                           TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONDENSED CONSOLIDATED BALANCE SHEET
                                                   AS OF OCTOBER 31, 2004
                                                   ----------------------
                                                         (UNAUDITED)



                                                            ASSETS
                                                            ------

CURRENT ASSETS
  Cash                                                                                             $              4,352
                                                                                                      -------------------
       Total Current Assets                                                                                       4,352
                                                                                                      -------------------

OTHER ASSETS
  Website development costs, net of accumulated amortization of $2,469                                            3,456
                                                                                                      -------------------

TOTAL ASSETS                                                                                       $              7,808
                                                                                                      ===================

                                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                            ----------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                            $             18,378

LONG-TERM LIABILITIES
  Notes payable - related party                                                                                   8,000
                                                                                                      -------------------

TOTAL LIABILITIES                                                                                                26,378
                                                                                                      -------------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
   issued and outstanding                                                                                             -
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   10,130,500 shares issued and outstanding                                                                      10,131
  Additional paid in capital                                                                                     12,720
  Subscription receivable                                                                                            (1)
  Accumulated deficit during development stage                                                                  (41,420)
                                                                                                      -------------------
        Total Stockholders' Deficiency                                                                          (18,570)
                                                                                                      -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                        $           7,808
                                                                                                      ===================


                              See accompanying notes to condensed consolidated financial statements.
                                                                1


                                       TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED STATEMENTS OF OPERATIONS
                                          ----------------------------------
                                                     (UNAUDITED)


                                                                                                        For The Period
                                                                                                            From
                                                        For the Three           For the Three         December 17, 1999
                                                        Months Ended            Months Ended           (Inception) To
                                                      October 31, 2004        October 31, 2003        October 31, 2004
                                                       (Consolidated)            (Combined)             (Consolidated)
                                                     --------------------    --------------------    --------------------
OPERATING EXPENSES
  Officers salary                                                  -                      1,000                   3,000
  Professional fees                                              16,450                   3,000                  26,558
  General and administrative                      $               1,080   $               2,624   $               7,577
  Advertising expense                                              -                       -                      4,285
                                                     --------------------    --------------------    --------------------
        Total Operating Expenses                                 17,530                   6,624                  41,420
                                                     --------------------    --------------------    --------------------

LOSS FROM OPERATIONS                                            (17,530)                 (6,624)                (41,420)

Provision for Income Taxes                                         -                       -                       -
                                                     --------------------    --------------------    --------------------

NET LOSS                                          $             (17,530)  $              (6,624)  $             (41,420)
                                                     ====================    ====================    ====================

Net loss per share - basic and diluted            $                -      $                -      $                -
                                                     ====================    ====================    ====================

Weighted average number of shares outstanding
  during the period - basic and diluted                      10,130,500              10,130,500              10,035,992
                                                     ====================    ====================    ====================



                              See accompanying notes to condensed consolidated financial statements.
                                                                 2



                                        TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)



                                                                                                              Accumulated
                                                                                      Additional             Deficit During
                                       Preferred Stock          Common Stock          Paid-In   Subscription  Development
                                       Shares    Amount      Shares        Amount     Capital   Receivable      Stage      Total
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------
Stock issued to founders for cash
 ($0.01 per share) - Travel Hunt
 Holdings, Inc.                              -- $      --    9,000,000    $   9,000   $    --   $  (9,000)     $    --    $     --
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------

Stock issued to founders for cash -
($0.000001 post consolidation per
share) -Travel Hunt, Inc.                                    1,000,000        1,000      (999)         (1)          --          --

In-kind contribution of services             --        --           --           --       200          --           --         200

Net loss for the period from
 December 17, 1999 (inception) to
 July 31, 2000                               --        --           --           --        --          --         (200)       (200)
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------

Balance, July 31, 2000 (combined)            --        --   10,000,000       10,000      (799)     (9,001)        (200)         --

In-kind contribution of services             --        --           --           --       200          --           --         200

Net loss, 2001                               --        --           --           --        --        (200)        (200)
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------

Balance, July 31, 2001 (combined)            --        --   10,000,000       10,000      (599)      (9001)        (400)         --

In-kind contribution of services             --        --           --           --       200          --           --         200

Net loss, 2002                               --        --           --           --                    --         (200)       (200)
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------

Balance, July 31, 2002 (combined)            --        --   10,000,000       10,000      (399)     (9,001)        (600)          --


                                    See accompanying notes to condensed consolidated financial statements.
                                                                       3




                                        TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)


                                                                                                              Accumulated
                                                                                      Additional             Deficit During
                                       Preferred Stock          Common Stock          Paid-In   Subscription  Development
                                       Shares    Amount      Shares        Amount     Capital   Receivable      Stage      Total
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------
In-kind contribution of services              - $      --           --    $      --   $   200   $      --     $     --    $    200

Stock issued for cash
 ($0.10 per share)                            -        --      130,500          131    12,919          --           --      13,050

Net loss, 2003                                -        --           --           --        --          --         (312)       (312)
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------

Balance, July 31, 2003 (consolidated)         -        --   10,130,500       10,131    12,720      (9,001)        (912)     12,938

Cash received from subscription
 receivable                                   -        --           --           --        --       9,000           --       9,000

Net loss, 2004                                -        --           --           --        --          --      (22,978)    (22,978)
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------

Balance, July 31, 2004 (consolidated)         -        --   10,130,500       10,131    12,720          (1)     (23,890)     (1,040)

Net loss for the three months ended
 October 31, 2004                             -        --           --           --        --          --      (17,530)    (17,530)
                                    ----------- ---------   ----------    ---------   -------   ---------      -------    --------
BALANCE, OCTOBER 31, 2004
(CONSOLIDATED)                                - $      --   10,130,500    $  10,131   $12,720   $      (1)    $(41,420)   $(18,570)
                                    =========== =========   ==========    =========   =======   =========      =======    ========



                             See accompanying notes to condensed consolidated financial statements.
                                                                4



                                       TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------
                                                    (UNAUDITED)



                                                                                                          For The Period
                                                                                                               From
                                                                                                           December 17,
                                                             For the Three          For the Three       1999 (Inception)
                                                             Months Ended           Months Ended          To October 31,
                                                           October 31, 2004       October 31, 2003             2004)
                                                               --------                --------                --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(17,530)               $ (6,624)               $(41,420)

  Adjustments to reconcile net loss to net cash used
   in operating activities:
   In-kind contribution of services                                  --                      --                     800
   Amortization expense                                             741                      --                   2,469
  Changes in operating assets and liabilities:
   Accounts payable                                              14,882                     200                  18,378
                                                               --------                --------                --------
      Net Cash Used In Operating Activities                      (1,907)                 (6,424)                (19,773)
                                                               --------                --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                          --                  (5,224)                 (5,925)
                                                               --------                --------                --------
      Net Cash Used In Investing Activities                          --                  (5,224)                 (5,925)
                                                               --------                --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash from subscription receivable                                  --                   9,000                  22,050
  Proceeds from note payable                                      4,000                      --                   8,000
                                                               --------                --------                --------
      Net Cash Provided By Financing Activities                   4,000                   9,000                  30,050
                                                                                       --------                --------

NET INCREASE (DECREASE) IN CASH                                   2,093                  (2,648)                  4,352

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,259                  12,938                      --
                                                               --------                --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  4,352                $ 10,290                $  4,352
                                                               ========                ========                ========



                                 See accompanying notes to condensed consolidated financial statements.
                                                                    5

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2004
                             ----------------------
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

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

     (C) Principles of Consolidation
     -------------------------------

     The accompanying financial statements for 2004 and 2003 are consolidated because Travel Hunt Holdings, Inc. acquired 100% of the outstanding shares of Travel Hunt, Inc. on July 15, 2003. The acquisition was accounted for using the purchase method of accounting for entities under common control.

     All material inter-company transactions and balances have been eliminated in consolidation and combination.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2004
                             ----------------------
                                   (UNAUDITED)

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

     (F) Loss Per Share
     ------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of October 31, 2004 and 2003, there were no common share equivalents outstanding.

     (G) Business Segments
     ---------------------

     The Company operates in one segment and therefore segment information is not presented.

NOTE 2 STOCKHOLDERS' DEFICIENCY
------ ------------------------

     (A) Stock Issued for Cash

     During 1999, Travel Hunt Holdings, Inc. issued 9,000,000 shares of common stock to its founder for $9,000 ($0.001 per share).

     During 1999, Travel Hunt, Inc. issued 100 (1,000,000 post acquisition) shares of common stock to its founder for $0.10 ($0.000001 per share post acquisition).

     During 2003, the Company issued 130,500 shares of common stock for $13,050 ($0.10 per share).

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2004
                             ----------------------
                                   (UNAUDITED)

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

NOTE 3 RELATED PARTY TRANSACTIONS
------ --------------------------

     The president of the Company paid operating expenses and contributed services with a fair value of $800 to the Company from inception (See Note 2(B)).

NOTE 4 NOTES PAYABLE - RELATED PARTY
------ -----------------------------

     During September 2004, the Company issued a notes payable in the amount of $4,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2005. The total notes payable at November 30, 2004 is $8,000.

NOTE 5 GOING CONCERN
------ -------------

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

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2004
                             ----------------------
                                   (UNAUDITED)


NOTE 6 SUBSEQUENT EVENT
------ ----------------

     On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. The Letter of Intent expired on November 30, 2004 without a definitive agreement being reached.

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2005 we may have to limit our operations to an extent not presently determinable by management. Nancy Reynolds, our sole officer, director and principal shareholder, has agreed that she will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Ms. Reynolds, we may raise additional funds through:

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

On July 22, 2004, we entered into a Letter of Intent to acquire one hundred percent (100%) of the issued and outstanding shares of Matrix Lodging, LLC for the issuance of 10,000,000 shares of our common stock to the Matrix Lodging, LLC shareholders. No definitive agreement was executed by the parties and the letter of intent has been terminated since we did not consummate the transaction by November 30, 2004.

Capital Resources and Liquidity.

As of October 31, 2004, we had $4,352 in cash. Our general and administrative is expected to average $2,110 per month for the next 12 months.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          None.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on December 2, 2004.


                     By:  /s/ Nancy Reynolds
                     ---------------------------------------------
                              Nancy Reynolds
                              President, Chief Executive Officer,
                              Chief Financial Officer and
                              Chief Accounting Officer