Form 10QSB
period 2005-01-31
TRAVEL HUNT HOLDINGS INC
filed 2005-03-10
CIK 1262159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended January 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          10,130,500
-------------------------------                  ----------------------
      (Title of Class)                           (Shares outstanding at
                                                  March 10, 2005)

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended January 31, 2005 are not necessarily indicative of results that may be expected for the year ending July 31, 2005. The financial statements are presented on the accrual basis.


                 TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2005

                 TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE          1     CONDENSED CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2005
                    (UNAUDITED)

PAGE          2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004 AND FOR
                    THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31,
                    2005 (UNAUDITED)

PAGES       3 - 4   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                    EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999
                    (INCEPTION) TO JANUARY 31, 2005 (UNAUDITED)

PAGE          5     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                    MONTHS ENDED JANUARY 31, 2005 AND 2004 AND FOR THE PERIOD
                    FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2005
                    (UNAUDITED)

PAGES       6 - 9   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    JANUARY 31, 2005 (UNAUDITED)



                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF JANUARY 31, 2005
                             ----------------------
                                   (UNAUDITED)



                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                             $              3,414
                                                                                      -------------------
       Total Current Assets                                                                       3,414
                                                                                      -------------------

OTHER ASSETS
  Website development costs, net of accumulated amortization of $3,210                            2,715
                                                                                      -------------------

TOTAL ASSETS                                                                       $              6,129
                                                                                      ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                            $             31,622
  Notes payable - related party                                                                   8,000
                                                                                      -------------------
      Total Current Liabilities                                                                  39,622
                                                                                      -------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                                       -
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    10,130,500 shares issued and outstanding                                                     10,131
   Additional paid in capital                                                                    12,720
   Subscription receivable                                                                           (1)
   Accumulated deficit during development stage                                                 (56,343)
                                                                                      -------------------
        Total Stockholders' Deficiency                                                          (33,493)
                                                                                      -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $              6,129
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



                                                                                                          For The Period
                                                                                                                From
                                               For the Three  For the Three   For the Six   For the Six    December 17, 1999
                                               Months Ended    Months Ended   Months Ended  Months Ended    (Inception) To
                                                January 31,    January 31,    January 31,    January 31,     January 31,
                                                   2005           2004           2005           2004           2005
                                               ------------   ------------   ------------   ------------   ------------

OPERATING EXPENSES
  Officers salary                              $         --   $        500   $         --   $      2,500   $      3,000
  Professional fees                                  13,600             --         30,050          3,000         40,158
  Advertising expense                                    --             --             --          4,285          4,285
  General and administrative                          1,079          1,432          2,159          3,064          8,656
                                               ------------   ------------   ------------   ------------   ------------
        Total Operating Expenses                     14,679          1,932         32,209         12,849         56,099
                                               ------------   ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                (14,679)        (1,932)       (32,209)       (12,849)       (56,099)

OTHER EXPENSE
  Interest expense                                      244             --            244             --            244

Provision for Income Taxes                               --             --             --             --             --
                                               ------------   ------------   ------------   ------------   ------------

NET LOSS                                       $    (14,923)  $     (1,932)  $    (32,453)  $    (12,849)  $    (56,343)
                                               ============   ============   ============   ============   ============

 Net loss per share - basic and diluted        $         --   $         --   $         --   $         --   $      (0.01)
                                               ============   ============   ============   ============   ============

Weighted average number of shares outstanding
  during the period - basic and diluted          10,130,500     10,130,500     10,130,500     10,130,500     10,040,641
                                               ============   ============   ============   ============   ============


See accompanying notes to condensed consolidated financial statements.
                                        2


                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      ---------------------------------------------------------------------
                                   (UNAUDITED)




                                                                                                          Accumulated
                                                                                  Additional             Deficit During
                                   Preferred Stock          Common Stock          Paid-In   Subscription  Development
                                   Shares    Amount      Shares        Amount     Capital   Receivable      Stage      Total
                                ----------- ---------   ----------    ---------   -------   ---------      -------    --------

Stock issued to founders for cash
 ($0.01 per share) - Travel Hunt
 Holdings, Inc.                      --  $        --   9,000,000  $    9,000  $       --   $   (9,000)  $       --   $       --

Stock issued to founders for cash -
($0.000001 post consolidation per
share) -Travel Hunt, Inc.            --           --   1,000,000       1,000        (999)          (1)          --           --

In-kind contribution of services     --           --          --          --         200           --           --          200

Net loss for the period from
 December 17, 1999 (inception) to
 July 31, 2000                       --           --          --          --          --           --         (200)        (200)
                                  ------ -----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance, July 31, 2000 (combined)    --           --  10,000,000      10,000        (799)      (9,001)        (200)          --

In-kind contribution of services     --           --          --          --         200           --           --          200

Net loss, 2001                       --           --          --          --          --           --         (200)        (200)
                                  ------ -----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance, July 31, 2001 (combined)    --           --  10,000,000      10,000        (599)       (9001)        (400)          --

In-kind contribution of services     --           --          --          --         200           --           --          200

Net loss, 2002                       --           --          --          --          --           --         (200)        (200)
                                  ------ -----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance, July 31, 2002 (combined)    --           --  10,000,000      10,000        (399)      (9,001)        (600)          --
                                  ====== ===========  ==========  ==========  ==========   ==========   ==========   ==========



     See accompanying notes to condensed consolidated financial statements.
                                        3


                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      ---------------------------------------------------------------------
                                   (UNAUDITED)




                                                                                                          Accumulated
                                                                                Additional             Deficit During
                                 Preferred Stock          Common Stock          Paid-In   Subscription  Development
                                 Shares    Amount      Shares        Amount     Capital   Receivable      Stage      Total
                              ----------- ---------   ----------    ---------   -------   ---------      -------    --------

In-kind contribution of services   --  $        --          --  $       --  $      200  $       --   $       --   $      200

Stock issued for cash
($0.10 per share)                  --           --     130,500         131      12,919          --           --       13,050

Net loss, 2003                     --           --          --          --          --          --         (312)        (312)
                                ------ -----------  ----------  ----------  ----------  ----------   ----------   ----------

Balance, July 31, 2003             --           --  10,130,500      10,131      12,720      (9,001)        (912)      12,938

Cash received from subscription
 receivable                        --           --          --          --          --       9,000           --        9,000

Net loss, 2004                     --           --          --          --          --          --      (22,978)     (22,978)
                                ------ -----------  ----------  ----------  ----------  ----------   ----------   ----------

Balance, July 31, 2004             --           --  10,130,500      10,131      12,720          (1)     (23,890)      (1,040)

Net loss for the six months ended
 January 31, 2005                  --           --          --          --          --          --      (32,453)     (32,453)
                                ------ -----------  ----------  ----------  ----------  ----------   ----------   ----------

BALANCE, JANUARY 31, 2005          --  $        --  10,130,500  $   10,131  $   12,720  $       (1)  $  (56,343)  $  (33,493)
                                ====== ===========  ==========  ==========  ==========  ==========   ==========   ==========



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



                                                                                                                   For The Period
                                                                                                                        From
                                                                                                                    December 17,
                                                                          For the Six            For the Six       1999 (Inception)
                                                                         Months Ended           Months Ended       To January 31,
                                                                       January 31, 2005       January 31, 2004          2005
                                                                       ------------------     ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(32,453)            $(12,849)            $(56,343)
  Adjustments to reconcile net loss to net cash used in operating activities:
   In-kind contribution of services                                                --                   --                  800
   Amortization expense                                                         1,482                   --                3,210
  Changes in operating assets and liabilities:
   Accounts payable                                                            28,126                  200               31,622
                                                                             --------             --------             --------
      Net Cash Used In Operating Activities                                    (2,845)             (12,649)             (20,711)
                                                                             --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                                        --               (5,224)              (5,925)
                                                                             --------             --------             --------
      Net Cash Used In Investing Activities                                        --               (5,224)              (5,925)
                                                                             --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                           --                9,000               22,050
  Proceeds from note payable - related party                                    4,000                   --                8,000
                                                                             --------             --------             --------
      Net Cash Provided By Financing Activities                                 4,000                9,000               30,050
                                                                             --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                                 1,155               (8,873)               3,414

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,259               12,938                   --
                                                                             --------             --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  3,414             $  4,065             $  3,414
                                                                             ========             ========             ========


     See accompanying notes to condensed consolidated financial statements.
                                        5

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2005
                             ----------------------
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

     (A)  Basis of Presentation
     --------------------------

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

     (B)  Organization
     -----------------

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

     (C)  Principles of Consolidation and Combination
     ------------------------------------------------

     The accompanying financial statements for 2005 AND 2004 are consolidated because Travel Hunt Holdings, Inc. acquired 100% of the outstanding shares of Travel Hunt, Inc. on July 15, 2003. The acquisition was accounted for using the purchase method of accounting for entities under common control.

     All material inter-company transactions and balances have been eliminated in consolidation and combination.

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2005
                             ----------------------
                                   (UNAUDITED)

     (D)  Use of Estimates
     ---------------------

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

     (E)  Website Development Costs
     ------------------------------

     Website development costs are accounted for using Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

     (F)  Loss Per Share
     -------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of January 31, 2005 and 2004, there were no common share equivalents outstanding.

     (G)  Business Segments
     ----------------------

     The Company operates in one segment and therefore segment information is not presented.

NOTE 2 STOCKHOLDERS' DEFICIENCY
------ ------------------------

     (A)  Stock Issued for Cash
     --------------------------

     During 1999, Travel Hunt Holdings, Inc. issued 9,000,000 shares of common stock to its founder for $9,000 ($0.001 per share).

     During 1999, Travel Hunt, Inc. issued 100 (1,000,000 post acquisition) shares of common stock to its founder for $0.10 ($0.000001 per share post acquisition).

     During 2003, the Company issued 130,500 shares of common stock for $13,050 ($0.10 per share).

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2005
                             ----------------------
                                   (UNAUDITED)

     (B)  In-Kind Contribution
     -------------------------

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

NOTE 4 NOTES PAYABLE - RELATED PARTY
------ -----------------------------

     During September 2004, the Company issued a notes payable in the amount of $4,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2005. The total notes payable at January 31, 2005 are $8,000.

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

                    TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2005
                             ----------------------
                                   (UNAUDITED)

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

     (A)  Letter of Intent
     ---------------------

     On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. The Letter of Intent was amended and restated on December 6, 2004 to expire on February 15, 2005 and was amended and restated on March 2, 2005 to extend the closing date until June 30, 2005.

     (B)  Note Payable - Related Party
     ---------------------------------

     During February 2005, a stockholder loaned the Company an additional $1,000 under the same terms as previously issued notes payable (See Note 4).

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2005 we may have to limit our operations to an extent not presently determinable by management. Nancy Reynolds, our sole officer, director and principal shareholder, has agreed that she will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Ms. Reynolds, we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

On July 22, 2004, we entered into a Letter of Intent to acquire one hundred percent (100%) of the issued and outstanding shares of Matrix Lodging, LLC for the issuance of 10,000,000 shares of our common stock to the Matrix Lodging, LLC shareholders. No definitive agreement was executed by the parties and on December 6, 2004 the letter of intent was extended to February 15, 2005 and on March 2, 2005, the letter of intent was extended until June 30, 2005.

Capital Resources and Liquidity.

As of January 31, 2005, we had $3,414 in cash. Our general and administrative is expected to average $2,110 per month for the next 12 months.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          On December 7, 2004 we filed a Form 8-K based on the extension of the letter of intent.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on March 10, 2005.


                     By:  /s/ Nancy Reynolds
                     ---------------------------------------------
                              Nancy Reynolds
                              President, Chief Executive Officer,
                              Chief Financial Officer and
                              Chief Accounting Officer