Form 10QSB
period 2005-04-30
TRAVEL HUNT HOLDINGS INC
filed 2005-06-14
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-108690

TRAVEL HUNT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0972647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3237 NE 10th Street, #2, Pompano Beach, Florida	33062
(Address of principal executive offices)	(Zip Code)

(561) 943-4868

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 14, 2005: 10,130,500 shares of common stock.

TRAVEL HUNT HOLDINGS INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending July 31, 2005. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2005 (UNAUDITED)

PAGES	3 – 4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2005 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2005 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF APRIL 30, 2005

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$25,806
Prepaid expenses	38,628
Total Current Assets	64,434

OTHER ASSETS
Website development costs, net of accumulated amortization of $3,950	1,975

TOTAL ASSETS	$66,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$379
Notes payable – related party	8,000
Total Current Liabilities	8,379

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,130,500 shares issued and outstanding	10,131
Additional paid in capital	12,720
Subscription receivable	(1)
Retained earnings during development stage	35,180
Total Stockholders’ Equity	58,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,409

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30, 2005	For the Three Months Ended April 30, 2004	For the Nine Months Ended April 30, 2005	For the Nine Months Ended April 30, 2004	For The Period From December 17, 1999 (Inception) To April 30, 2005

OPERATING EXPENSES
Officers salary	$-	$500	$-	$2,500	$3,000
Professional fees	83,280	-	115,330	-	123,438
Advertising expense	-	-	-	4,285	4,285
General and administrative	62	3,933	221	6,204	8,718
Total Operating Expenses	83,342	4,433	115,551	12,989	139,441

LOSS FROM OPERATIONS	(83,342)	(4,433)	(115,551)	(12,989)	(139,441)

OTHER INCOME (EXPENSE)
Other income	175,000	-	175,000	-	175,000
Interest expense	(135)	-	(379)	-	(379)
Total Other Income (Expense)	174,865	-	174,621	-	174,621

NET INCOME (LOSS) BEFORE TAXES	91,523	(4,433)	(59,070)	(12,989)	35,180

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$91,523	$(4,433)	$59,070	$(12,989)	$35,180

Net income (loss) per share - basic and diluted	$0.01	$-	$0.01	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	10,130,500	10,130,500	10,130,500	10,130,500	10,044,724

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Stock issued to founders for cash ($0.01 per share) – Travel Hunt Holdings, Inc.	-	$-	9,000,000	$9,000	$-	$(9,000)	$-	$-

Stock issued to founders for cash - ($0.000001 post consolidation per share) -Travel Hunt, Inc.	-	-	1,000,000	1,000	(999)	(1)	-	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss for the period from December 17, 1999 (inception) to July 31, 2000	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2000 (combined)	-	-	10,000,000	10,000	(799)	(9,001)	(200)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2001	-	-	-	-		-	(200)	(200)

Balance, July 31, 2001 (combined)	-	-	10,000,000	10,000	(599)	(9,001)	(400)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2002	-	-	-	-		-	(200)	(200)

Balance, July 31, 2002 (combined)	-	-	10,000,000	10,000	(399)	(9,001)	(600)	-

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution of services	-	$-	-	$-	$200	$-	$-	$200

Stock issued for cash ($0.10 per share)	-	-	130,500	131	12,919	-	-	13,050

Net loss, 2003	-	-	-	-	-	-	(312)	(312)

Balance, July 31, 2003	-	-	10,130,500	10,131	12,720	(9,001)	(912)	12,938

Cash received from subscription receivable	-	-	-	-	-	9,000	-	9,000

Net loss, 2004	-	-	-	-	-	-	(22,978)	(22,978)

Balance, July 31, 2004	-	-	10,130,500	10,131	12,720	(1)	(23,890)	(1,040)

Net loss for the nine months ended April 30, 2005	-	-	-	-	-	-	59,070	59,070

BALANCE, APRIL 30, 2005	-	$-	10,130,500	$10,131	$12,720	$(1)	$35,180	$58,030

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended April 30, 2005	For the Nine Months Ended April 30, 2004	For The Period From December 17, 1999 (Inception) To April 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,070	$(12,989)	$35,180
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-kind contribution of services	-	-	800
Amortization expense	2,222	793	3,950
Changes in operating assets and liabilities:
Prepaid expenses	(38,628)	-	(38,628)
Accounts payable	(3,117)	(2,764)	379
Net Cash Used In Operating Activities	19,547	(14,960)	1,681

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	(5,925)	(5,925)
Net Cash Used In Investing Activities	-	(5,925)	(5,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	4,000	-	8,000
Cash from subscription receivable	-	9,000	22,050
Net Cash Provided By Financing Activities	4,000	9,000	30,050

NET INCREASE (DECREASE) IN CASH	23,547	(11,885)	25,806

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,259	12,938	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,806	$1,053	$25,806

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Travel Hunt Holdings, Inc. (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999.

Travel Hunt, Inc. (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999.

We plan to provide online travel related products, called “travelhunts,” and will provide users with new ways to experience travel destinations throughout the world. We will also provide travel related information to internet users and provide them with the ability to organize a trip to selected destinations.

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

AS OF APRIL 30, 2005

(UNAUDITED)

(D) Use of Estimates

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

(E) Website Development Costs

Website development costs are accounted for using Emerging Issues Task Force Issue No. 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

(F) Income (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2005 and 2004, there were no common share equivalents outstanding.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

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

AS OF APRIL 30, 2005

(UNAUDITED)

(B) In-Kind Contribution

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

The president of the Company paid operating expenses and contributed services with a fair value of $800 to the Company from inception (See Notes 2(B) and 4).

NOTE 4	NOTES PAYABLE – RELATED PARTY

During September 2004, the Company issued a note payable in the amount of $4,000. The note payable bears interest at 6%, is unsecured and due December 31, 2005.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

NOTE 6	SUBSEQUENT EVENT

(A) Letter of Intent

On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. The Letter of Intent was amended and restated on December 6, 2004 to expire on February 15, 2005 and was amended and restated on March 2, 2005 to extend the closing date until June 30, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a developmental stage company that is currently implementing its business plan to become a fully integrated online provider of travel related products and services combining four profit centers; publishing and sale of the Company’s proprietary TravelHunt brochures, customized TravelHunts designed around live special events, outsourced online travel planning and reservation solutions, online travel club.

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

Capital Resources and Liquidity.

As of April 30, 2005, we had $25,806 in cash. Our general and administrative is expected to average $2,110 per month for the next 12 months.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

Travel Hunt’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Travel Hunt views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Travel Hunt’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On March 3, 2005, the Company filed an 8K based on a third amended letter of intent with Matrix Lodging, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: June 14, 2005	By: /s/ Nancy Reynolds
Nancy Reynolds
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer