Form 10QSB
period 2005-10-31
TRAVEL HUNT HOLDINGS INC
filed 2005-12-14
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-108690

TRAVEL HUNT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0972647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1314 E. Olas Boulevard, Suite 168, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 12, 2005: 70,913,500 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended October 31, 2005 are not necessarily indicative of results that may be expected for the year ending July 31, 2006. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2005

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2005 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGES	3 – 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2005 AND 2004

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF OCTOBER 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,514

TOTAL ASSETS	$1,514

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,432
Notes payable - related party	8,000

TOTAL CURRENT LIABILITIES	12,432

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 70,913,500 shares issued and outstanding	70,914
Additional paid in capital	(48,063)
Subscription receivable	(1)
Accumulated deficit during development stage	(33,768)
Total Stockholders’ Deficiency	(10,918)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,514

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended October 31, 2005	For the Three Months Ended October 31, 2004	For The Period From December 17, 1999 (Inception) To October 31, 2005

OPERATING EXPENSES
Officers salary	-	-	9,000
Professional fees	3,750	16,450	22,884
General and administrative	$778	$1,080	$196,917
Advertising expense	-	-	4,285
Total Operating Expenses	4,528	17,530	233,086

LOSS FROM OPERATIONS	(4,528)	(17,530)	(233,086)

OTHER INCOME (EXPENSES)
Other income	-	-	200,000
Interest expense	(121)	-	(682)
Total Other Income (expense)	(121)	-	199,318

Provision for Income Taxes	-	-	-

NET LOSS	$(4,649)	$(17,530)	$(33,768)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	70,913,500	70,913,500	70,364,705

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Stock issued to founders for cash ($0.0001 per share) – Travel Hunt Holdings, Inc.	-	$-	63,000,000	$63,000	$(54,000)	$(9,000)	$-	$-

Stock issued to founders for cash - ($0.000001 post consolidation per share) - Travel Hunt, Inc.			7,000,000	7,000	(6,999)	(1)	-	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss for the period from December 17, 1999 (inception) to July 31, 2000	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2000 (combined)	-	-	70,000,000	70,000	(60,799)	(9,001)	(200)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2001	-	-	-	-		-	(200)	(200)

Balance, July 31, 2001 (combined)	-	-	70,000,000	70,000	(60,599)	(9,001)	(400)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2002	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2002 (combined)	-	-	70,000,000	70,000	(60,399)	(9,001)	(600)	-

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution of services	-	-	-	-	200	-	-	200

Stock issued for cash ($0.01 per share)	-	-	913,500	914	12,136	-	-	13,050

Net loss, 2003	-	-	-	-	-	-	(312)	(312)

Balance, July 31, 2003 (consolidated)	-	$-	70,913,500	70,914	(48,063)	(9,001)	(912)	12,938

Cash received for subscription receivable	-	-	-	-	-	9,000	-	9,000

Net loss, 2004	-	-	-	-	-	-	(22,978)	(22,978)

Balance, July 31, 2004	-	-	70,913,500	70,914	(48,063)	(1)	(23,890)	(1,040)

Net loss, 2005	-	-	-	-	-	-	(5,229)	(5,229)

Balance, July 31, 2005	-	-	70,913,500	70,914	(48,063)	(1)	(29,119)	(6,269)

Net loss, for the three months ended October 31, 2005	-	-	-	-	-	-	(4,649)	(4,649)

BALANCE, OCTOBER 31, 2005	-	$-	70,913,500	$70,914	$(48,063)	$(1)	$33,768	$(10,918)

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended October 31, 2005	For the Three Months Ended October 31, 2004	For The Period From December 17, 1999 (Inception) To October 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,649)	$(17,530)	$(33,768)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	-	-	800
Amortization expense	-	741	4,691
Impairment charge	-	-	1,234
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,871	14,882	4,432
Net Cash Used In Operating Activities	(778)	(1,907)	(22,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	(5,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from issuance of common stock	-	-	22,050
Proceeds from note payable	-	4,000	8,000
Net Cash Provided By Financing Activities	-	4,000	30,050

NET INCREASE (DECREASE) IN CASH	(778)	2,093	1,514

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,292	2,259	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,514	$4,352	$1,514

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2005

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

AS OF OCTOBER 31, 2005

(UNAUDITED)

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2005 and 2004, there were no common share equivalents outstanding.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses and notes payable approximate their fair value because of their short maturities.

(I) Cash and Cash Equivalents

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

AS OF OCTOBER 31, 2005

(UNAUDITED)

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

During 1999, Travel Hunt Holdings, Inc. issued 63,000,000 shares of common stock to its founder for $9,000 ($0.0001 per share).

During 1999, Travel Hunt, Inc. issued 100 (7,000,000 post acquisition) shares of common stock to its founder for $0.01 ($0.000001 per share post acquisition).

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

(C) Stock Split

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

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2005

(UNAUDITED)

NOTE 4	NOTES PAYABLE – RELATED PARTY

During 2004, the Company issued notes payable in the amount of $8,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2005. The total notes payable at October 31, 2005 is $8,000.

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

NOTE 6	SUBSEQUENT EVENT

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2006 we may have to limit our operations to an extent not presently determinable by management. Nancy Reynolds, our sole officer, director and principal shareholder, has agreed that she will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Ms. Reynolds, we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

Capital Resources and Liquidity.

As of October 31, 2005, we had $1,514 in cash. Our general and administrative is expected to average $1,500 per month for the next 12 months.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On September 7, 2005, the Company filed an 8K based on the 7-1 forward stock split and amended letter of intent with Matrix Lodging, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: December 13, 2005	By: /s/ Nancy Reynolds
Nancy Reynolds
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer