Form 10QSB
period 2006-01-31
TRAVEL HUNT HOLDINGS INC
filed 2006-03-15
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 15, 2006: 70,913,500 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended January 31, 2006 are not necessarily indicative of results that may be expected for the year ending July 31, 2006. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2006

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGES	3 – 4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY 31, 2006 (UNAUDITED)

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$990

TOTAL ASSETS	$900

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,067
Accrued interest – related party loan	803
Notes payable – related party	8,000

TOTAL LIABILITIES	28,870

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 70,913,500 shares issued and outstanding	70,914
Additional paid in capital	(46,263)
Subscription receivable	(1)
Accumulated deficit during development stage	(52,530)
Total Stockholders’ Deficiency	(27,880)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$990

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31, 2006	For the Three Months Ended January 31, 2005	For the Six Months Ended January 31, 2006	For the Six Months Ended January 31, 2005	For The Period From December 17, 1999 (Inception) To January 31, 2006

OPERATING EXPENSES
Officers salary	$1,800	$-	$1,800	$-	$10,800
Professional fees	13,247	13,600	16,997	30,050	36,131
Advertising expense	-	-	-	-	4,285
General and administrative	3,594	1,079	4,372	2,159	200,511
Total Operating Expenses	18,641	14,679	23,169	32,209	251,727

LOSS FROM OPERATIONS	(18,641)	(14,679)	(23,169)	(32,209)	(251,727)

OTHER EXPENSE
Other income					200,000
Interest expense	121	244	242	244	(803)
Total Other Income (Expense)	(121)	(244)	(242)	(244)	199,197

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(18,762)	$(14,923)	$(23,411)	$(32,453)	$(52,530)

Net loss per share - basic and diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	70,913,500	70,913,500	70,913,500	70,913,500	70,387,275

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

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution of services	-	-	-	-	200	-	-	200

Stock issued for cash ($0.10 per share)	-	-	913,500	914	12,136	-	-	13,050

Net loss, 2003	-	-	-	-	-	-	(312)	(312)

Balance, July 31, 2003 (consolidated)	-	$-	70,913,500	70,914	(48,063)	(9,001)	(912)	12,938

Cash received for subscription receivable	-	-	-	-	-	9,000	-	9,000

Net loss, 2004	-	-	-	-	-	-	(22,978)	(22,978)

Balance, July 31, 2004	-	-	70,913,500	70,914	(48,063)	(1)	(23,890)	(1,040)

Net loss, 2005	-	-	-	-	-	-	(5,229)	(5,229)

Balance, July 31, 2005	-	-	70,913,500	70,914	(48,063)	(1)	(29,119)	(6,269)

Contribution in-kind	-	-	-	-	1,800	-	-	1,800

Net loss, January 31, 2006	-	-	-	-	-	-	(23,411)	(23,411)

BALANCE, JANUARY 31, 2006	-	$-	70,913,500	$70,914	$(46,263)	$(1)	$(52,530)	$(27,880)

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended January 31, 2006	For the Six Months Ended January 31, 2005	For The Period From December 17, 1999 (Inception) To January 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,411)	$(32,453)	$(52,530)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	1,800	-	2,600
Amortization expense	-	1,482	4,691
Impairment charge	-	-	1,234
Changes in operating assets and liabilities:
Accounts payable and accrued interest	20,309	28,126	20,870
Net Cash Used In Operating Activities	(1,302)	(2,845)	(23,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	22,050
Proceeds from note payable – related party	-	4,000	8,000
Net Cash Provided By Financing Activities	-	4,000	30,050

NET INCREASE (DECREASE) IN CASH	(1,302)	1,155	990

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,292	2,259	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$990	$3,414	$990

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2006

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

(C) Principles of Consolidation

The accompanying financial statements for 2006 and 2005 are consolidated because Travel Hunt Holdings, Inc. acquired 100% of the outstanding shares of Travel Hunt, Inc. on July 15, 2003. The acquisition was accounted for using the purchase method of accounting for entities under common control.

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

AS OF JANUARY 31, 2006

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2006 and 2005, there were no common share equivalents outstanding.

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

AS OF JANUARY 31, 2006

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

During the quarter ended January 31, 2006, the Company recorded additional paid in capital of $1,800 for the fair value of services contributed to the Company by its president (See Note 3).

(C) Stock Split

On September 7, 2005, the Board of Directors approved a 7 for 1 forward stock split for all shareholders of the Company as of September 7, 2005. Per share weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 3	RELATED PARTY TRANSACTIONS

The president of the Company paid operating expenses and contributed services with a fair value of $2,600 to the Company from inception (See Note 2(B)).

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2006

(UNAUDITED)

During 2004, the Company issued notes payable to a stockholder in the amount of $8,000. The note bears interest at 6%, is unsecured and due December 31, 2006.

NOTE 4	NOTES PAYABLE – RELATED PARTY

During 2004, the Company issued a notes payable in the amount of $8,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2006.

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

On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. As of the date of this report, the Company has not completed its due diligence and no definitive agreement has been reached. The Letter of Intent was amended and restated several times, resulting in the extension of the closing date to June 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a developmental stage company that is currently implementing its business plan to become a fully integrated online provider of travel related products and services combining four profit centers; publishing and sale of the Company's proprietary TravelHunt brochures, customized TravelHunts designed around live special events, outsourced online travel planning, reservation solutions and online travel club.

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

On July 22, 2004 we entered into a letter of intent to acquire one hundred percent (100%) of the ownership interest of Matrix Lodging, LLC for the issuance of shares of our common stock to the Matrix Lodging, LLC members. Consummation of the transaction is subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. Such letter of intent recently amended to extend the date to enter into a definitive agreement until June 30, 2006. As of the date of this report, we have completed our due diligence, however, no definitive agreement has been reached nor can any assurance can be given that this acquisition will be consummated.

Matrix Lodging is a Nevada company which is in the process of developing a chain of technology rich, boutique luxury hotels situated in key commercial centers across the United States.

Capital Resources and Liquidity.

As of January 31, 2006, we had $990 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months.

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

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Critical Accounting Policies

Travel Hunt’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

In March 2006, in connection with the review of our financial statements for the quarter ended January 31, 2006 and management's assessment of the effectiveness of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of January 31, 2006 any of which could result in the misstatement of our interim or annual financial statements which would not be prevented or detected.

We did not maintain effective controls over the accuracy of our accounts payable and recorded liabilities at January 31, 2006. Specifically, we did not account for all invoices that had been issued to us by various vendors for the period ended January 31, 2006. This material weakness resulted in an adjustment to our quarter ended January 31, 2006 financial statements.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending January 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: March 15, 2006	By: /s/ Nancy Reynolds
Nancy Reynolds
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer