Form 10QSB
period 2006-04-30
TRAVEL HUNT HOLDINGS INC
filed 2006-06-13
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 13, 2006: 70,913,500 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended April 30, 2006 are not necessarily indicative of results that may be expected for the year ending July 31, 2006. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2006

(UNAUDITED)

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2006 (UNAUDITED)

PAGES	3 – 4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2006 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2006 (UNAUDITED)

PAGES	6 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF APRIL 30, 2006 (UNAUDITED)

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$29,714

TOTAL ASSETS	$29,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,750
Notes payable – related party	8,000
Accrued interest – related party loan	921

TOTAL LIABILITIES	10,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 70,913,500 shares issued and outstanding	70,914
Additional paid in capital	(44,463)
Subscription receivable	(1)
Accumulated deficit during development stage	(7,407)
Total Stockholders’ Equity	19,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,714

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30, 2006	For the Three Months Ended April 30, 2005	For the Nine Months Ended April 30, 2006	For the Nine Months Ended April 30, 2005	For The Period From December 17, 1999 (Inception) To April 30, 2006

OPERATING EXPENSES
Officers salary	$1,800	$-	$3,600	$-	$12,600
Consulting and Professional fees	1,925	83,280	18,923	115,330	221,632
Advertising expense	-	-	-	-	4,285
General and administrative	1,035	62	5,406	221	17,970
Total Operating Expenses	4,760	83,342	27,929	115,551	256,487

LOSS FROM OPERATIONS	(4,760)	(83,342)	(27,929)	(115,551)	(256,487)

OTHER INCOME (EXPENSE)
Other income	50,000	175,000	50,000	175,000	250,000
Interest expense	(117)	(135)	(359)	(379)	(920)
Total Other Income (Expense)	49,883	174,865	49,641	174,621	249,080

INCOME (LOSS) BEFORE INCOME TAXES	45,123	91,523	21,712	59,070	(7,407)

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$45,123	$91,523	$21,712	$59,070	$(7,407)

Net income (loss) per share - basic and diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	70,913,500	70,913,500	70,913,500	70,913,500	70,407,410

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Stock issued to founders for cash ($0.001 per share) – Travel Hunt Holdings, Inc.	-	$-	63,000,000	$63,000	$(54,000)	$(9,000)	$-	$-

Stock issued to founders for cash - ($0.000001 post consolidation per share) - Travel Hunt, Inc.			7,000,000	7,000	(6,999)	(1)	-	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss for the period from December 17, 1999 (inception) to July 31, 2000	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2000 (combined)	-	-	70,000,000	70,000	(60,799)	(9,001)	(200)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2001	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2001 (combined)	-	-	70,000,000	70,000	(60,599)	(9,001)	(400)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2002	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2002 (combined)	-	-	70,000,000	70,000	(60,399)	(9,001)	(600)	-

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution of services	-	$-	-	$-	$200	$-	$-	$200

Stock issued for cash ($0.10 per share)	-	-	913,500	914	12,136	-	-	13,050

Net loss, 2003	-	-	-	-	-	-	(312)	(312)

Balance, July 31, 2003 (consolidated)	-	-	70,913,500	70,914	(48,063)	(9,001)	(912)	12,938

Cash received for subscription receivable	-	-	-	-	-	9,000	-	9,000

Net loss, 2004	-	-	-	-	-	-	(22,978)	(22,978)

Balance, July 31, 2004	-	-	70,913,500	70,914	(48,063)	(1)	(23,890)	(1,040)

Net loss, 2005	-	-	-	-	-	-	(5,229)	(5,229)

Balance, July 31, 2005	-	-	70,913,500	70,914	(48,063)	(1)	(29,119)	(6,269)

In-kind contribution of services	-	-	-	-	3,600	-	-	3,600

Net income, April 30, 2006	-	-	-	-	-	-	21,712	21,712

BALANCE, APRIL 30, 2006	-	$-	70,913,500	$70,914	$(44,463)	$(1)	$(7,407)	$19,043

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended April 30, 2006	For the Nine Months Ended April 30, 2005	For The Period From December 17, 1999 (Inception) To April 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$21,712	$59,070	$(7,407)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
In-kind contribution of services	3,600	-	4,400
Amortization expense	-	2,222	4,691
Impairment charge	-	-	1,234
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(38,628)	-
Increase (decrease) in accounts payable	1,750	(3,117)	1,750
Increase (decrease) in accrued interest payable – related party	360	-	921
Net Cash Provided By Operating Activities	27,422	19,547	5,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	(5,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	22,050
Proceeds from note payable – related party	-	4,000	8,000
Net Cash Provided By Financing Activities	-	4,000	30,050

NET INCREASE IN CASH	27,422	23,547	29,714

CASH AT BEGINNING OF PERIOD	2,292	2,259	-

CASH AT END OF PERIOD	$29,714	$25,806	$29,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2006

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

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

AS OF APRIL 30, 2006

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

(F) Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of April 30, 2006 and 2005, and for the period from December 17, 1999 (inception) to April 30, 2006 there were no common share equivalents outstanding.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Fair Value of Financial Instruments

The carrying value of accounts payable, accrued expenses and loans payable – related party approximate their fair value because of their short maturities.

(I) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2006

(UNAUDITED)

(J) Revenue Recognition

The Company recognizes revenue from internet advertising over the life of the contract. The Company recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees over the life of the membership. There have been no revenues recorded for the years ending April 30, 2006 and 2005, and for the period from December 17, 1999 (inception) to April 30, 2006

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

During the quarter ended January 31, 2006, the Company recorded additional paid in capital of $1,800 for the value of services contributed to the Company by its president (See Note 3).

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2006

(UNAUDITED)

During the quarter ended April 30, 2006, the Company recorded additional paid in capital of $1,800 for the value of services contributed to the Company by its president (See Note 3).

(C) Stock Split

On September 7, 2005, the Board of Directors approved a 7 for 1 forward stock split for all shareholders of the Company as of September 7, 2005. Per share weighted average share amounts have been retroactively restated in the accompanying unaudited financial statements and related notes to reflect this stock split.

NOTE 3	RELATED PARTY TRANSACTIONS

The president of the Company paid operating expenses and contributed services with a fair value of $4,400 to the Company from inception (See Note 2(B)).

During September 2004, the Company issued notes payable in the amount of $8,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2006.

NOTE 4	NOTES PAYABLE – RELATED PARTY

During September 2004, the Company issued notes payable in the amount of $8,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2006.

NOTE 5	COMMITMENT

On July 22, 2004, The Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. As of the date of this report, the Company has not completed its due diligence and no definitive agreement has been reached. The letter of intent was amended and restated several times, resulting in the extension of the closing date to June 30, 2006. Total consideration paid by Matrix Lodging, LLC for extension of the Letter of Intent totaled $250,000 since July 22, 2004.

NOTE 6	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2006

(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. As of the date of this report, the Company has not completed its due diligence and no definitive agreement has been reached. On June 12, 2006, the Letter of Intent was amended and restated resulting in the extension of the closing date to September 30, 2006.

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

On July 22, 2004 we entered into a letter of intent to acquire one hundred percent (100%) of the ownership interest of Matrix Lodging, LLC for the issuance of shares of our common stock to the Matrix Lodging, LLC members. Consummation of the transaction is subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. Such letter of intent recently amended to extend the date to enter into a definitive agreement until June 30, 2006. As of the date of this report, we have completed our due diligence, however, no definitive agreement has been reached nor can any assurance be given that this acquisition will be consummated.

Matrix Lodging is a Nevada company which is in the process of developing a chain of technology rich, boutique luxury hotels situated in key commercial centers across the United States.

Capital Resources and Liquidity.

As of April 30, 2006, we had $29,714 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: June 13, 2006	By: /s/ Nancy Reynolds
Nancy Reynolds
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer