Form 10KSB
period 2006-07-31
TRAVEL HUNT HOLDINGS INC
filed 2006-10-03
CIK 1262159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-KSB

____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

July 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended July 31, 2006: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 3, 2006, was: $2,740,500

Number of shares of the registrant’s common stock outstanding as of October 3, 2006 is: 70,913,500

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

A TravelHunt is a series of questions that the consumer will use to direct himself or herself through the city they are visiting. Through our website, the user can purchase and download a TravelHunt and use that TravelHunt to tour the city. TravelHunt brochures are printed guides that lead you to unique and interesting places, giving an interactive personalized tour of a city. Travel Hunts are reasonably priced products that allow the user to tour his own city or another city capturing the true flavor, history and highlights that a destination has to offer. Each TravelHunt will have a series of questions that when answered, will give the user a true insider’s view of what the destination has to offer, whether it be the local sights, museums, great restaurants or nightlife. Many of the questions and clues included in our TravelHunt brochures require interacting with local people familiar with the area to find the answers. We thereby consider our products interactive as participants will need to interact with the people who live, work, and travel to the TravelHunt destination to complete the TravelHunt. Participants will perform these interactive duties as they complete the TravelHunt. TravelHunts are set up to allow a user to customize the TravelHunt to his or her interests, lifestyle and age but yet have an interactive, exciting and unique experience in each city. Each TravelHunt is designed to lead our customers to unique destinations within their destination. This may include details about historic locations, details and history of the area's architecture, local food specialties and local “celebrities”. We currently offer two recently completed TravelHunt brochures for sale for Key West and Miami, Florida. These products are offered at a sales price of $14.95.

We are a development stage company that has been trying to implement our business plan to become a fully integrated online provider of travel related products and services combining profit centers including: publishing and sale of the Company’s proprietary TravelHunt brochures, customized TravelHunts designed around live special events, and online travel club sales. Our business plan is focused on addressing the market opportunities created by changes in the travel industry. We believe that we can accomplish this by developing innovative ways to satisfy customers’ needs for a convenient, comprehensive and personalized source for travel products, services and information. We believe that the effective implementation of our business plan will result in our gaining market share as an online provider of travel related products and services.

We hope to create strategic partnerships with travel and special event companies that will result in reciprocal advertising on each other's web site or other cross promotional print advertising. Additionally, we may charge these travel companies for advertisement banners on our website. The partnerships that develop will enable us to grow our customer base and expand our business to venues other than the Internet. The partnerships made will benefit us by increasing exposure to our website to the consumers that view these sponsors' web sites. We have currently secured a domain name, www.TravelHunt.com and are working with a web site developer to develop a functional and unique site that will keep users interested in our site. We understand the importance of having a website that is pleasing to look at and easy to navigate through. During the past two years we have spent a total of $2,082 in research and development for the creation of our website, all of which was spent subsequent to July 31, 2003.

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

Our management will execute cross marketing promotional tie ins with other media and branded products, in corporate sponsorship campaigns for marketing travel related products and services on the Internet. Although we have not entered into any such agreement to date, we intend to work with established companies. We intend to establish significant co-marketing relationships to promote our service and to sponsor contests that offer travel related prizes. These programs typically involve participation with airlines, hotels, car rental agencies, cruise providers and online service providers. We intend to enter into additional co marketing relationships in support of our marketing strategy and to date have not entered into any such agreements.

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

Our management will create or outsource the development of a custom written TravelHunt designed around the key features of the event. The nature of the questions for a live event hunt are centered around the topic or central theme of the event. For example, the hunt for the Garlic Festival focused on garlic, its history, its uses, etc. The event hunt also incorporates some interesting historical and current facts about the town in which the event is held. Participants include the event attendees, other vendors (who may give out answers to clues), and the TravelHunt representative(s) facilitating the event. TravelHunt staff creates the Hunt and prepares other exhibitors to give out the answers to specific clues. Hunts begin at specific times, with a written brief announcement describing the hunt and the rules. Participants then complete the Hunt and turn it in at one of several drop stations throughout the event. The questions are considered interactive since they require the participants to seek out specific booths at the event. The booth staff will have the answer to a clue. Rather than wander idly around the event, participants must pay close attention to the exhibitors as possible sources of information. This can be designed with the event promoter or event planner and will include team building events for corporations. Our current financial and human resources limited our ability to implement our live events during 2005 and 2006.

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

Corporate teams can dedicate from one hour to a full day to building effective working strategies and tactics from a TravelHunt product. A typical team building Travelhunt would include clues from a smaller geographic area, specifically the location of the event. Clues can be solved within a time frame specified by client. Group meets at a specified time to receive instructions and Hunt. Group is divided into teams of three to five people. Each groups is given a Polaroid camera, notepad, and compass. Each team member is assigned a specific role, such as team leader, navigator, photographer. Teams complete the hunt within the specified time and return to the starting point. TravelHunt staff facilitates debriefing session to highlight components of effective teams and solicit the groups response on how they worked together and what they learned. The product will be unique for each company and/or group, based upon the detailed needs assessment conducted with the client’s team and business managers. Pricing will vary based on the scope and depth of each teambuilding delivered.

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

EMPLOYEES

As of October 3, 2006, we had one employee, Nancy Reynolds who is our sole officer, Director and principal shareholder.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On October 3, 2006, there were 70 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol “TVLH”.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Overview

We are a development stage company that is currently implementing its business plan to become a fully integrated online provider of travel related products and services combining four profit centers; publishing and sale of the Company’s proprietary TravelHunt brochures, customized TravelHunts designed around live special events, outsourced online travel planning and reservation solutions, online travel club.

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by end of the year 2006 we may have to limit our operations to an extent not presently determinable by management. Nancy Reynolds, our sole officer, director and principal shareholder, has agreed that she will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Ms. Reynolds, we may raise additional funds through equity or debt transactions.

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

On July 22, 2004 we entered into a letter of intent to acquire one hundred percent (100%) of the ownership interest of Matrix Lodging, LLC for the issuance of shares of our common stock to the Matrix Lodging, LLC members. Consummation of the transaction is subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. Such letter of intent was recently amended to extend the date to enter into a definitive agreement until December 31, 2006. As of the date of this report, we have not completed our due diligence, nor has a definitive agreement been reached nor can any assurance be given that this acquisition will be consummated.

Matrix Lodging is a Nevada company which is in the process of developing a chain of technology rich, boutique luxury hotels situated in key commercial centers across the United States.

Capital Resources and Liquidity

As of July 31, 2005, we had $48,648 in cash. Our general and administrative expenses are expected to average $2,800 per month for the next 12 months.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2006

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2006

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JULY 31, 2006

PAGES	4 – 5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JULY 31, 2006

PAGE	6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JULY 31, 2006

PAGES	7 - 12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Travel Hunt Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Travel Hunt Holdings, Inc. and subsidiary (a development stage company) as of July 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended July 31, 2006 and 2005 and for the period from December 17, 1999 (inception) to July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Travel Hunt Holdings, Inc. and subsidiary (a development stage company) as of July 31, 2006 and the consolidated results of its operations and its cash flows for the years ended July 31, 2006 and 2005 and for the period from December 17, 1999 (inception) to July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage with no revenues and has recurring losses from operations of $262,679. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

September 1, 2006, except for Note 8, of which the date is September 20, 2006

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF JULY 31, 2006

ASSETS

CURRENT ASSETS
Cash	$48,648

TOTAL ASSETS	$48,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$77
Notes payable – related party	8,000
Accrued interest payable – related party	1,041
Deposits	16,666

TOTAL LIABILITIES	25,784

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 70,913,500 shares issued and outstanding	70,914
Additional paid in capital	(42,663)
Subscription receivable	(1)
Earnings accumulated during development stage	(5,386)
Total Stockholders’ Equity	22,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,648

See accompanying notes to consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended July 31, 2006	For The Year Ended July 31, 2005	For The Period From December 17, 1999 (Inception) To July 31, 2006

OPERATING EXPENSES
Advertising	$-	$-	$4,285
Officer's salary	6,400	6,000	15,400
Consulting fees	-	183,575	183,575
Professional fees	21,289	9,026	40,423
General and administrative	6,432	6,067	18,996
Total Operating Expenses	34,121	204,668	262,679

LOSS FROM OPERATIONS	(34,121)	(204,668)	(262,679)

OTHER INCOME (EXPENSE)
Other income	58,334	200,000	258,334
Interest expense	(480)	(561)	(1,041)
Total Other Income, Net	57,854	199,439	257,293

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	23,733	(5,229)	(5,386)

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$23,733	$(5,229)	$(5,386)

Net income (loss) per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	70,913,500	70,913,500	70,426,666

See accompanying notes to consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JULY 31, 2006

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

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JULY 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution of services	-	$-	-	$-	$200	$-	$-	$200

Stock issued for cash ($0.10 per share)	-	-	913,500	914	12,136	-	-	13,050

Net loss, 2003	-	-	-	-	-	-	(312)	(312)

Balance, July 31, 2003 (consolidated)	-	-	70,913,500	70,914	(48,063)	(9,001)	(912)	12,938

Cash received for subscription receivable	-	-	-	-	-	9,000	-	9,000

Net loss, 2004	-	-	-	-	-	-	(22,978)	(22,978)

Balance, July 31, 2004 (consolidated)	-	-	70,913,500	70,914	(48,063)	(1)	(23,890)	(1,040)

Net loss, 2005	-	-	-	-	-	-	(5,229)	(5,229)

Balance, July 31, 2005 (consolidated)	-	-	70,913,500	70,914	(48,063)	(1)	(29,119)	(6,269)

In-kind contribution of services	-	-	-	-	5,400	-	-	5,400

Net income, 2006	-	-	-	-	-	-	23,733	23,733

BALANCE, JULY 31, 2006	-	$-	70,913,500	$70,914	$(42,663)	$(1)	$(5,386)	$22,864

See accompanying notes to consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended July 31, 2006	For The Year Ended July 31, 2005	For The Period From December 17, 1999 (Inception) To July 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,733	$(5,229)	$(5,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge	-	1,234	1,234
In-kind contribution	5,400	-	6,200
Amortization expense	-	2,963	4,691
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable and accrued expenses	557	(2,935)	1,118
Deposits	16,666	-	16,666
Net Cash Provided By (Used In) Operating Activities	46,356	(3,967)	24,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	(5,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	22,050
Proceeds from notes payable – related party	-	4,000	8,000
Net Cash Provided By Financing Activities	-	4,000	30,050

NET INCREASE IN CASH	46,356	33	48,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,292	2,259	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,648	$2,292	$48,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2006

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Travel Hunt Holdings, Inc. (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999.

On July 15, 2003, Travel Hunt Holdings, Inc. acquired all the outstanding shares of Travel Hunt, Inc., an inactive Florida corporation with no assets or liabilities for 1,000,000 common shares of Travel Hunt Holdings, Inc. The sole owner of Travel Hunt, Inc. owns approximately 99% of the common stock of the Company. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated.

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

(B) Principles of Consolidation

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

AS OF JULY 31, 2006

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Website Development Costs

The Company capitalizes internally developed software costs in accordance with Statement of Positions 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02, Accounting for Website Development Costs (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over a two year estimated useful life of the software once it is available for use.

(F) Long-Lived Assets

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

(G) Revenue Recognition

The Company recognizes revenue from internet advertising over the life of the contract. The Company recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees over the life of the membership. The Company has not recognized any revenues for the years ended July 31, 2006 and 2005 or for the period from December 17, 1999 (inception) to July 31, 2006.

(H) Income Taxes

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

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2006

(I) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2006 and 2005, and for the period from December 17, 1999 (inception) to July 31, 2006, there were no common share equivalents outstanding.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended July 31, 2006 and 2005 and for the period from December 17, 1999 (inception) to July 31, 2006 were $0, $0 and $4,285, respectively.

(L) Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses and notes payable approximate their fair value because of their short maturities.

(M) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	WEBSITE DEVELOPMENT COSTS

The following is a summary of website development costs at July 31, 2006:

Website development costs	$5,925
Less: accumulated amortization	(4,691)
Website development costs, net	1,234
Impairment assessed	1,234

$-

Amortization expense for the years ended July 31, 2006 and 2005 and for the period from December 17, 1999 (inception) to July 31, 2006 was $0, $2,963 and $4,691, respectively.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2006

As of July 31, 2005, the Company determined that the intangible asset was impaired and wrote off $1,234 to general and administrative expenses.

NOTE 3	NOTE PAYABLE – RELATED PARTY

During 2004, the Company issued notes payable to a stockholder for $8,000. The notes bear interest at 6%, are unsecured, were due December 31, 2005 and were extended until December 31, 2006. At July 31, 2006, related accrued interest payable was $1,041 (See Note 5).

NOTE 4	STOCKHOLDERS’ EQUITY

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

(B) In-Kind Contribution

During 2000, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See Note 5).

During 2001, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See Note 5).

During 2002, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See Note 5).

During 2003, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its president (See Note 5).

During 2006, the Company recorded additional paid in capital of $5,400 for the value of services contributed to the Company by its president (See Note 5).

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2006

(C) Stock Split

On September 7, 2005, the Board of Directors approved a 7 for 1 forward stock split for all shareholders of the Company as of September 7, 2005. All share and per share amounts have been retroactively restated in the accompanying financial statements.

NOTE 5	RELATED PARTY TRANSACTIONS

During September 2004, the Company issued notes payable for $8,000 (See Note 3).

The President of the Company paid operating expenses and contributed services with a fair value of $6,200 to the Company since inception (See Note 4(B)).

NOTE 6	INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended July 31, 2006 and 2005, (computed by applying the Federal Corporate tax rate of 15 % and a State of Florida tax rate, net of federal benefit of 4.68%), as follows:

	2006	2005

Computed “expected” tax expense (benefit)	$4,667	$(1,272)
Non deductible permanent differences	1,062	-
	5,729	(1,272)
Change in valuation allowance	(5,729)	1,272

Provision for income taxes	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets at July 31, 2006 and 2005 are as follows:

Deferred tax assets:	2006	2005

Net operating loss carryforward	$-	$-
Total gross deferred tax assets	-	-
Less valuation allowance	-	-

Net deferred tax assets	$-	$-

During 2006, the Company utilized $29,100 of net operating loss carryforwards. The valuation allowance at July 31, 2005 was $5,729. The net change in valuation allowance during the year ended July 31, 2006 was a decrease of $5,729

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2006

NOTE 7	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no revenues and has recurring losses from operations of $262,679. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern (See Note 8).

NOTE 8	SUBSEQUENT EVENT

On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC ("Matrix"). The Company has not completed its due diligence and no definitive agreement has been reached. The Letter of Intent was amended and restated several times, resulting in the extension of the closing date to December 31, 2006. Total consideration paid by Matrix Lodging, LLC for extension of the letter of intent totaled $275,000 since July 22, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, PA. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of October 3, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Nancy Reynolds	41	President, Secretary, Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Nancy Reynolds has been the President and sole director of Travel Hunt Holdings, Inc. since March 2003. Ms. Reynolds brings an extensive background of business, team, and project management to her tenure with TravelHunt. From November, 2000 to 2004she was employed with Chase Merchant Services where she was responsible for the company's People Strategy in the capacity of program manager. Her responsibilities include managing initiatives around the corporate culture, managing change, employee development, and performance management. Prior to working for Chase Merchant Services, from September 1998 to November 2000, Ms. Reynolds was the Director of Training and Employee Development for two mortgage companies, Westmark Mortgage and Mortgage.com in South Florida. In such capacities she was responsible for redesigning and developing training curricula and performance management programs. From May 1990 to September 1997 Ms. Reynolds worked with Citibank in the capacity of training manager for training for software conversion programs.

Ms. Reynolds holds a Bachelor of Arts degree in Sociology and Psychology from San Jose State University.

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending July 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

In 2006 and 2005, our sole officer and director received $1,000 and $6,000 as compensation for her services rendered to us and in 2006 she provided $5,400 of in-kind services to us. In 2005 she agreed that she will not receive any other salary and she is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

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

Name	Number of Total Shares	% of Shareholdings

Nancy Reynolds	70,000,000	98.71%

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

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended July 31, 2006 and 2005, we were billed approximately $4,800 and $4,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $3,837 and $3,224 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our years ended July 31, 2006 and 2005.

Tax Fees

For the Company’s fiscal years ended July 31, 2006 and 2005, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended July 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRAVEL HUNT HOLDINGS, INC.
By:	/s/ Nancy Reynolds
Nancy Reynolds
President, Secretary and Director

Dated: October 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Nancy Reynolds	President, Secretary and Director	October 3, 2006
Nancy Reynolds