Form 10QSB
period 2006-10-31
TRAVEL HUNT HOLDINGS INC
filed 2006-12-13
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2006.

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 6, 2006: 70,913,500 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended October 31, 2006 are not necessarily indicative of results that may be expected for the year ending July 31, 2007. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006
(UNAUDITED)

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2006 (UNAUDITED)

PAGES	3 - 4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2006 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2006 (UNAUDITED)

PAGES	6 - 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2006 (UNAUDITED)

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$45,622

TOTAL ASSETS	$45,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,912
Notes payable	8,000
Accrued interest payable - related party	1,162

TOTAL LIABILITIES	15,074

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 70,913,500 shares issued and outstanding	70,914
Additional paid in capital	(40,863)
Subscription receivable	(1)
Accumulated earning during development stage	498
Total Stockholders’ Equity	30,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,622

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31, 2006	For the Three Months Ended October 31, 2005	For The Period From December 17, 1999 (Inception) To October 31, 2006

OPERATING EXPENSES
Advertising expense	$-	$-	$4,285
Officers salary	-	-	15,400
Consulting fees	3,300	-	186,875
Professional fees	6,400	3,750	46,823
General and administrative	961	778	19,957
Total Operating Expenses	10,661	4,528	273,340

LOSS FROM OPERATIONS	(10,661)	(4,528)	(273,340)

OTHER INCOME (EXPENSE)
Other income	16,666	-	275,000
Interest expense	(121)	(121)	(1,162)
Total Other Income (Expense)	16,545	(121)	273,838

Net Income (loss) before
Provision for Income Taxes	5,884	(4,649)	498

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$5,884	$(4,649)	$498

Net income (loss) per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	70,913,500	70,913,500	70,444,510

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Earnings (Deficit) During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Stock issued to founders for cash ($0.001 per share) - Travel Hunt Holdings, Inc.	-	$-	63,000,000	$63,000	$(54,000)	$(9,000)	$-	$-

Stock issued to founders for cash - ($0.000001 post consolidation per share) - Travel Hunt, Inc.			7,000,000	7,000	(6,999)	(1)	-	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss for the period from December 17, 1999 (inception) to July 31, 2000	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2000 (combined)	-	-	70,000,000	70,000	(60,799)	(9,001)	(200)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2001	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2001 (combined)	-	-	70,000,000	70,000	(60,599)	(9,001)	(400)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2002	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2002 (combined)	-	-	70,000,000	70,000	(60,399)	(9,001)	(600)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Earnings (Deficit) During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Stock issued for cash ($0.10 per share)	-	$-	913,500	$914	$12,136	$-	$-	$13,050

Net loss, 2003	-	-	-	-	-	-	(312)	(312)

Balance, July 31, 2003 (consolidated)	-	-	70,913,500	70,914	(48,063)	(9,001)	(912)	12,938

Cash received for subscription receivable	-	-	-	-	-	9,000	-	9,000

Net loss, 2004	-	-	-	-	-	-	(22,978)	(22,978)

Balance, July 31, 2004 (consolidated)	-	-	70,913,500	70,914	(48,063)	(1)	(23,890)	(1,040)

Net loss, 2005	-	-	-	-	-	-	(5,229)	(5,229)

Balance, July 31, 2005 (consolidated)	-	-	70,913,500	70,914	(48,063)	(1)	(29,119)	(6,269)

In-kind contribution of services	-	-	-	-	5,400	-	-	5,400

Net income for the year ended July 31, 2006	-	-	-	-	-	-	23,733	23,733

Balance, July 31, 2006	-	-	70,913,500	70,914	(42,663)	(1)	(5,386)	22,864

In-kind contribution of services	-	-	-	-	1,800	-	-	1,800

Net income for the three months ended October 31, 2006	-	-	-	-	-	-	5,884	5,884

BALANCE, OCTOBER 31, 2006	-	$-	70,913,500	$70,914	$(40,863)	$(1)	$498	$30,548

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended October 31, 2006	For the Three Months Ended October 31, 2005	For The Period From December 17, 1999 (Inception) To October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,884	$(4,649)	$498
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge	-	-	1,234
In-kind contribution	1,800	-	8,000
Amortization expense	-	-	4,691
Changes in operating assets and liabilities:
Increase in accounts payable	5,835	3,871	5,912
Accrued interest payable - related party	121	-	1,162
Deposits	(16,666)	-	-
Net Cash (Provided By) Used In Operating Activities	(3,026)	(778)	21,497

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	(5,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	22,050
Proceeds from notes payable - related party	-	-	8,000
Net Cash Provided By Financing Activities	-	-	30,050

NET INCREASE (DECREASE) IN CASH	(3,026)	(778)	45,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,648	2,292	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,622	$1,514	$45,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006
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
AS OF OCTOBER 31, 2006
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

(E) Website Development Costs

The Company capitalizes internally developed software costs in accordance with Statement of Positions 8-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02. Accounting for Website Development Costs (“EITF 00-02”). Capitalized costs are amortized on a straight -line basis over a two year estimated useful life of the software once it is available for use.

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

(G) Earnings (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of October 31, 2006 and 2005, and for the period from December 17, 1999 (inception) to October 31, 2006 there were no common share equivalents outstanding.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006
(UNAUDITED)

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Fair Value of Financial Instruments

The carrying value of accounts payable, accrued expenses and loans payable - related party approximate their fair value because of their short maturities.

(J) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(K) Revenue Recognition

The Company recognizes revenue from internet advertising over the life of the contract. The Company recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees over the life of the membership. There have been no revenues recorded for the periods ending October 31, 2006 and 2005, and for the period from December 17, 1999 (inception) to October 31, 2006

(L) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156 - “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006
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

During 2006, the Company recorded additional paid in capital of $5,400 for the fair value of services contributed to the Company by its president (See Note 3).

During the quarter ended October 31, 2006, the Company recorded additional paid in capital of $1,800 for the value of services contributed to the Company by its president (See Note 4).

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006
(UNAUDITED)

(C) Stock Split

On September 7, 2005, the Board of Directors approved a 7 for 1 forward stock split for all shareholders of the Company as of September 7, 2005. All share and per share amounts have been retroactively restated in the accompanying unaudited financial statements and related notes to reflect this stock split.

NOTE 3 NOTES PAYABLE - RELATED PARTY

During September 2004, the Company issued notes payable in the amount of $8,000 to a stockholder. The notes payable bear interest at 6%, are unsecured and due December 31, 2006. At October 31, 2006, related accrued interest payable was $1,162.

NOTE 4 RELATED PARTY TRANSACTIONS

During September 2004, the Company issued notes payable in the amount of $8,000 (See Note 3).

The President of the Company paid operating expenses and contributed services with a fair value of $8,000 to the Company from inception (See Note 2(B)).

NOTE 5 COMMITMENTS

On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. The letter of intent was amended and restated several times, resulting in the extension of the closing date to December 31, 2006. Total consideration paid by Matrix Lodging, LLC for the extensions of the Letter of Intent totaled $275,000 since July 22, 2004. In consideration for the Company extending the Letter of Intent until December 31, 2006, the Company will receive a merger fee of $50,000 upon completion of the transaction. As of the date of this report, the Company and Matrix Lodging, LLC have not completed the transaction.

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

Capital Resources and Liquidity

As of October 31, 2006, we had $45,622 in cash. Our general and administrative expenses are expected to average $2,800 per month for the next 12 months.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: December 6, 2006	By: /s/ Nancy Reynolds
Nancy Reynolds
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer