Form 10QSB
period 2007-01-31
TRAVEL HUNT HOLDINGS INC
filed 2007-03-14
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2007.

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 14, 2007: 70,913,500 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended January 31, 2007 are not necessarily indicative of results that may be expected for the year ending July 31, 2007. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2007
(UNAUDITED)

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2007 (UNAUDITED)

PAGES	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JANUARY 31, 2007 (UNAUDITED)

PAGES	F-5 - F-9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY 31, 2007 (UNAUDITED)

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheet
January 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$38,194
Total Assets	$38,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,710
Notes payable - related party	8,000
Accrued interest payable - related party	1,283
Total Current Liabilities	10,993

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-
and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized,
70,913,500 shares issued and outstanding	70,914
Additional paid-in capital	(39,063)
Subscription Receivable	(1)
Deficit accumulated during the development stage	(4,649)

Total Stockholders' Equity	27,201

Total Liabilities and Stockholders' Equity	$38,194

See accompanying notes to unaudited financial statements

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended January 31, 2007 and 2006 and
for the Period from December 17, 1999 (inception) to January 31, 2007
(Unaudited)

					December 17, 1999
	Three Months Ended January 31,		Six Months Ended January 31,		(Inception) to
	2007	2006	2007	2006	January 31, 2007
Operating Expenses
Advertising expense	-	-	-	-	4,285
Compensation - officer	1,800	1,800	5,100	1,800	20,500
Consulting Fees	-				183,575
Professional fees	2,500	13,247	8,900	16,997	49,323
General and administrative	727	3,594	1,687	4,372	20,683
Total Operating Expenses	5,027	18,641	15,687	23,169	278,366

Loss from Operations	(5,027)	(18,641)	(15,687)	(23,169)	(278,366)

Other Income (Expense)
Other income	-	-	16,666	-	275,000
Interest Expense	(121)	(121)	(242)	(242)	(1,283)
Total Other Income (Expense)	(121)	(121)	16,424	(242)	273,717

Net Income (Loss) before Provision for Income Taxes	(5,148)	(18,762)	737	(23,411)	(4,649)

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	(5,148)	(18,762)	737	(23,411)	(4,649)

Net Income (Loss) Per Share - Basic and Diluted	(0)	(0)	0	(0)	(0)

Weighted average number of shares outstanding
during the period - basic and diluted	70,913,500	70,913,500	70,913,500	70,913,500	70,461,092

See accompanying notes to unaudited financial statements

Travel Hunt Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from December 17, 1999 (inception) to January 31, 2007
(Unaudited)

	Preferred Stock						Deficit
	$.001 Par Value		Common Stock, $.001 Par Value		Additional		accumulated during	Total
					Paid-in	Subscription	development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	stage	Equity (Deficiency)

Balance, December 17, 1999 (inception)	-	$-	-	$-	$-		$-	$-

Common stock issued to founders for cash ($0.001 per share) - Travel Hunt Holdings, Inc.	-	-	63,000,000	63,000	(54,000)	(9,000)		-

Common stock issued to founders for cash ($0.000001 post consolidation per share) - Travel Hunt Holdings, Inc.	-	-	7,000,000	7,000	(6,999)	(1)	-	-

In-kind congtributon of services	-	-	-	-	200	-	-	200

Net loss for the period from December 17, 1999 (inception) July 31, 2000	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2000 (Consolidated)	-	-	70,000,000	70,000	(60,799)	(9,001)	(200)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss for the year ended July 31, 2001	-	-	-	-	-	-	(200)	(200)

Balance, December 31, 2001 (Consolidated)	-	-	70,000,000	70,000	(60,599)	(9,001)	(400)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss for the year ended July 31, 2002	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2002 (Consolidated)	-	-	70,000,000	70,000	(60,399)	(9,001)	(600)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Stock issued for cash ($0.10 per share)	-	-	913,500	914	12,136			13,050

Net loss for the year ended July 31, 2003	-	-	-	-	-	-	(312)	(312)

Balance, July 31, 2003 (Consolidated)	-	-	70,913,500	70,914	(48,063)	(9,001)	(912)	12,938

Cash received for subscription receivable	-	-	-	-	-	9,000	-	9,000

Net loss for the year ended July 31, 2004	-	-	-	-	-	-	(22,978)	(22,978)

Balance, July 31, 2004 (Consolidated)	-	-	70,913,500	70,914	(48,063)	(1)	(23,890)	(1,040)

Net loss for the year ended July 31, 2005	-	-	-	-	-	-	(5,229)	(5,229)

Balance, July 31, 2005 (Consolidated)	-	-	70,913,500	70,914	(48,063)	(1)	(29,119)	(6,269)

In-kind contribution of services	-	-	-	-	5,400	-	-	5,400

Net Income, July 31, 2006	-	-	-	-	-	-	23,733	23,733

Balance, July 31, 2006	-	-	70,913,500	70,914	(42,663)	(1)	(5,386)	22,864

In-kind contribution of services					1,800			1,800

Net Income 10/31/06	-	-	-	-	-	-	5,884	5,884

Balance, July 31, 2007	-	-	70,913,500	70,914	(40,863)	(1)	498	30,548

In-kind contribution of services					1,800			1,800

Net Loss 1/31/07	-	-	-	-	-	-	(5,147)	(5,147)

Balance, January 31, 2007	-	-	70,913,500	70,914	(39,063)	(1)	(4,649)	27,201

See accompanying notes to unaudited financial statements

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended January 31, 2007 and 2006 and
for the Period from December 17, 1999 (inception) to January 31, 2007
(Unaudited)

			December 17, 1999
	Six Months Ended January 31,		(Inception) to
	2007	2006	January 31, 2007
Cash Flows From Operating Activities:
Net Income (Loss)	$737	$(23,411)	$(4,649)
Adjustments to reconcile net loss to net cash used in operations
Impairment charge	-	-	1,234
In-kind contribution	3,600	1,800	9,800
Amortization expense	-	-	4,691
Changes in operating assets and liabilities:
Increase in:
Accounts payable	1,633	20,309	1,710
Accrued interest payable - related party	242	-	1,283
Deposits	(16,666)
Net Cash Used In Operating Activities	(10,454)	(1,302)	14,069

Cash Flows From Investing Activities:
Acquisition of website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	(5,925)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	22,050
Proceeds from notes payable - related party	-	-	8,000
Net Cash Provided By Financing Activities	-	-	30,050

Net Increase (Decrease) in Cash	(10,454)	(1,302)	38,194

Cash at Beginning of Period	48,648	2,292	-

Cash at End of Period	$38,194	$990	$38,194

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2007
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

On July 15, 2003, Travel Hunt Holdings, Inc. acquired all the outstanding shares of Travel Hunt, Inc., an inactive Florida Corporation with no assets or liabilities for 1,000,000 common shares of Travel Hunt Holdings, Inc. The sole owner of Travel Hunt, Inc. owns approximately 99% of the common stock of the Company. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share are amounts have been retroactively restated.

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

(C) Principles of Consolidation

The accompanying financial statements for 2007 and 2006 are consolidated because Travel Hunt Holdings, Inc. acquired 100% of the outstanding shares of Travel Hunt, Inc. on July 15, 2003. The acquisition was accounted for using the purchase method of accounting for entities under common control.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2007
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

(G) Earnings ( Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of January 31, 2007 and 2006, and for the period from December 17, 1999 (inception) to January 31, 2007 there were no common share equivalents outstanding.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2007
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

(K) Revenue Recognition

The Company recognizes revenue from internet advertising over the life of the contract. The Company recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees over the life of the membership. There have been no revenues recorded for the years ending January 31, 2007 and 2006, and for the period from December 17, 1999 (inception) to January 31, 2007

(L) Recent Accounting Pronouncements

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
AS OF JANUARY 31, 2007
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

During the quarter ended January 31, 2007, the Company recorded additional paid in capital of $1,800 for the value of services contributed to the Company by its president (See Note 4).

(C) Stock Split

On September 7, 2005, the Board of Directors approved a 7 for 1 forward stock split for all shareholders of the Company as of September 7, 2005. Per share weighted average share amounts have been retroactively restated in the accompanying unaudited financial statements and related notes to reflect this stock split.

NOTE 3        NOTES PAYABLE - RELATED PARTY

During September 2004, the Company issued notes payable in the amount of $8,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2006. At January 31, 2007, related accrued interest payable was $1,283. These notes are currently in default.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2007
(UNAUDITED)

NOTE 4        RELATED PARTY TRANSACTIONS

During September 2004, the Company issued notes payable in the amount of $8,000 (See Note 3).

The president of the Company paid operating expenses and contributed services with a fair value of $9,800 to the Company from inception (See Note 2(B)).

NOTE 5        COMMITMENT

On July 22, 2004, the Company entered into a Letter of Intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. The letter of intent was amended and restated several times, resulting in the extension of the closing date to December 31, 2006. Total consideration paid by Matrix Lodging, LLC for extension of the Letter of Intent totaled $275,000 since July 22, 2004. On February 2, 2007, Matrix advised Travel Hunt that it has elected to terminate its letter of intent with Travel Hunt. Matrix is obligated to pay Travel Hunt $25,000 in connection with the fulfillment of the terms and conditions of the letter of intent.

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

NOTE 7         SUBSEQUENT EVENT

Travel Hunt has previously reported that it had entered into letters of intent, as amended, with Matrix Lodging, LLC for the acquisition of that company. On February 2, 2007, Matrix advised Travel Hunt that it has elected to terminate its letter of intent with Travel Hunt. Matrix is obligated to pay Travel Hunt $25,000 in connection with the fulfillment of the terms and conditions of the letter of intent.

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

On July 22, 2004 we entered into a letter of intent to acquire one hundred percent (100%) of the ownership interest of Matrix Lodging, LLC for the issuance of shares of our common stock to the Matrix Lodging, LLC members. Consummation of the transaction was subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. Such letter of intent was amended to extend the date to enter into a definitive agreement until December 31, 2006. On February 2, 2007, Matrix advised Travel Hunt that it has elected to terminate its letter of intent with Travel Hunt. Matrix is obligated to pay Travel Hunt $25,000 in connection with the fulfillment of the terms and conditions of the letter of intent.

Capital Resources and Liquidity

As of January 31, 2007, we had $38,194 in cash. Our general and administrative expenses are expected to average $2,800 per month for the next 12 months.

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

During September 2004, we issued notes payable to Nancy Reynolds in the amount of $8,000 which bear interest at 6%, are unsecured and due December 31, 2006. At January 31, 2007, related accrued interest payable was $1,283. These notes are currently in default and, as of March 14, 2007, Ms. Reynolds has not demanded payment of such notes.

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

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide us opportunity to continue as a going concern.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending January 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: March 14, 2007	By: /s/ Nancy Reynolds
Nancy Reynolds
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer