Form 10QSB
period 2007-04-30
TRAVEL HUNT HOLDINGS INC
filed 2007-05-09
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-108690

TRAVEL HUNT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0972647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

122 Ocean Park Blvd., Suite 307, Santa Monica CA	90405
(Address of principal executive offices)	(Zip Code)

(310) 396-1691
(Registrant’s telephone number, including area code)

 1314 E. Olas Boulevard, Suite 168
Fort Lauderdale, Florida 33301
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2007: 70,913,500 shares of common stock.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Actions taken or omitted to be taken by third parties, as well as legislative, regulatory, judicial and other governmental authorities;

•	Changes in our business strategy, capital improvements or development plans; and

•	Other risks identified in this report and our other filings with the Securities and Exchange Commission.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements specified in this report have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

TRAVEL HUNT HOLDINGS INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	5

Item 3A(T)	Control and Procedures	6

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

SIGNATURE

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended April 30, 2007 are not necessarily indicative of results that may be expected for the year ending July 31, 2007. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2007
(UNAUDITED)

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2007 (UNAUDITED)

PAGES	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO APRIL 30, 2007 (UNAUDITED)

PAGES	F-5 - F-10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF APRIL 30, 2007 (UNAUDITED)

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheet
April 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$78
Prepaid Expense	2,539
Total Assets	$2,617

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Notes payable - related party	8,000
Accrued interest payable - related party	1,400
Total Current Liabilities	9,400

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-
and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized,
70,913,500 shares issued and outstanding	70,914
Additional paid-in capital	(39,063)
Subscription Receivable	(1)
Deficit accumulated during the development stage	(38,633)

Total Stockholders' Deficiency	(6,783)

Total Liabilities and Stockholders' Deficiency	$2,617

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended April 30, 2007 and 2006 and
for the Period from December 17, 1999 (inception) to April 30, 2007
(Unaudited)

					December 17, 1999
	Three Months Ended April 30,		Nine Months Ended April 30,		(Inception) to
	2007	2006	2007	2006	April 30, 2007
Operating Expenses
Advertising expense	-	-	-	-	4,285
Compensation officer	2,000	1,800	7,100	3,600	22,500
Consulting Fees	35,000		35,000		218,575
Professional fees	13,646	1,925	22,546	18,923	62,969
General and administrative	8,221	1,035	9,908	5,406	28,904
Total Operating Expenses	58,867	4,760	74,554	27,929	337,233

Loss from Operations	(58,867)	(4,760)	(74,554)	(27,929)	(337,233)

Other Income (Expense)
Other income	25,000	50,000	41,666	50,000	300,000
Interest Expense	(117)	(117)	(359)	(359)	(1,400)
Total Other Income (Expense)	24,883	49,883	41,307	49,641	298,600

Net Income (Loss) before Provision for Income Taxes	(33,984)	45,123	(33,247)	21,712	(38,633)

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	(33,984)	45,123	(33,247)	21,712	(38,633)

Net Income (Loss) Per Share - Basic and Diluted	(0)	0	(0)	0	(0)

Weighted average number of shares outstanding
during the period basic and diluted	70,913,500	70,913,500	70,913,500	70,913,500	70,476,055

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended April 30, 2007 and 2006 and
for the Period from December 17, 1999 (inception) to April 30, 2007
(Unaudited)

			December 17, 1999
	Nine Months Ended April 30,		(Inception) to
	2007	2006	April 30, 2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(33,247)	$21,712	$(38,633)
Adjustments to reconcile net Income (Loss) to net cash provided by
(used in) operations
Impairment charge	-	-	1,234
In-kind contribution	3,600	3,600	9,800
Amortization expense	-	-	4,691
Changes in operating assets and liabilities:
Increase in:
Prepaid Expense	(2,539)		(2,539)
Accounts payable	(77)	1,750	-
Accrued interest payable - related party	359	360	1,400
Deposits	(16,666)	-	-
Net Cash Provided By (Used In) Operating Activities	(48,570)	27,422	(24,047)

Cash Flows From Investing Activities:
Acquisition of website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	(5,925)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	22,050
Proceeds from notes payable - related party	-	-	8,000
Net Cash Provided By Financing Activities	-	-	30,050

Net Increase (Decrease) in Cash	(48,570)	27,422	78

Cash at Beginning of Period	48,648	2,292	-

Cash at End of Period	$78	$29,714	$78

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

On July 15, 2003, Travel Hunt Holdings, Inc. acquired all the outstanding shares of Travel Hunt, Inc., an inactive Florida Corporation with no assets or liabilities for 1,000,000 common shares of Travel Hunt Holdings, Inc. The sole owner of Travel Hunt, Inc. owns approximately 99% of the common stock of the Company. The Company accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share are amounts have been retroactively restated.

From inception until April 26, 2007 (when the Company underwent a change of control as described in a current report on Form 8-K filed on May 2, 2007), the Company had planned to provide an online based travel product called “travelhunts,” providing users with new ways to experience travel destinations throughout the world. Beginning on April 26, 2007, the Company will no longer engage in the business of offering travelhunts. Instead, the Company’s business plan will now consist of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company does not currently have specific plans or proposals which relate to or would result in: (a) the acquisition by any person of securities of the Company; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or its subsidiary; (c) a sale or transfer of material assets of the Company or its subsidiary; (d) any change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of the Company; (f) any other material change in the Company's business or corporate structure; (g) changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of the Company to be de-listed from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

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
AS OF APRIL 30, 2007
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

(G) Earnings ( Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of April 30, 2007 and 2006, and for the period from December 17, 1999 (inception) to April 30, 2007 there were no common share equivalents outstanding.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2007
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

(K) Revenue Recognition

The Company recognizes revenue from internet advertising over the life of the contract. The Company  recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees over the life of the membership. There have been no revenues recorded for the quarters ending April 30, 2007 and 2006, and for the period from December 17, 1999 (inception) to April 30, 2007.

(L) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2007
(UNAUDITED)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2007
(UNAUDITED)

This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2        STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

On December 17, 1999, Travel Hunt Holdings, Inc. issued 9,000,000 shares of common stock to its founder for $9,000 ($0.001 per share).

On July 15, 2003, Travel Hunt, Inc. issued 100,000 (1,000,000 post acquisition) shares of common stock to Nancy Reynolds for $10.00 ($0.000001 per share post acquisition).

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2007
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

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2007
(UNAUDITED)

NOTE 3        NOTES PAYABLE - RELATED PARTY

During September 2004, the Company issued notes payable in the amount of $8,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2006. At April 30, 2007, related accrued interest payable was $1,400. These notes are currently in default. Ms. Reynolds has since sold the notes to certain parties as is more fully described in our current report on Form 8-K filed on May 2, 2007.

NOTE 4        RELATED PARTY TRANSACTIONS

During September 2004, the Company issued notes payable in the amount of $8,000 (See Note 3).

The president of the Company paid operating expenses and contributed services with a fair value of $9,800 to the Company from inception (See Note 2(B)).

NOTE 5        COMMITMENT

On July 22, 2004, the Company entered into a letter of intent to acquire 100% of the ownership interest in Matrix Lodging, LLC. The letter of intent was amended and restated several times, resulting in the extension of the closing date to December 31, 2006. Total consideration paid by Matrix Lodging, LLC for extension of the letter of intent totaled $275,000 since July 22, 2004. On February 2, 2007, Matrix advised Travel Hunt that it has elected to terminate its letter of intent with Travel Hunt. In accordance with the letter of intent, Matrix was obligated to pay a $25,000 fee in connection with the contract termination. On April 26, 2007, as a bonus for services rendered, Travel Hunt assigned the $25,000 fee from Matrix to Nancy Reynolds.

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. Since we have been unable to raise additional funds we have had to limit our operations. Nancy Reynolds, our sole officer, director and principal shareholder, has agreed that she will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Ms. Reynolds, we may raise additional funds through equity or debt transactions.

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we cannot raise funds in the immediate future, we may to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

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

Capital Resources and Liquidity

As of April 30, 2007, we had $78 in cash. Our general and administrative expenses are expected to average $2,800 per month for the next 12 months.

We do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to execute our business unless we are successful in raising additional capital. We do not currently have any committed sources of external funding.

During September 2004, we issued notes payable to Nancy Reynolds in the amount of $8,000 which bear interest at 6%, are unsecured and due December 31, 2006. At April 30, 2007, related accrued interest payable was $1,400.   Ms. Reynolds has sold the notes to certain parties as is more fully described in our current report on Form 8-K filed on May 2, 2007. The notes are currently in default and remain payable to the new noteholders by the Company.

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

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our independent auditor previously advised us that our controls and procedures regarding the manner in which we recorded our accounts payable were deficient. We did not believe that this was a material deficiency, however, our controls and procedures were subsequently changed to address this weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Title of Agreement/Document

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: May 9, 2007	By: /s/ Nancy Reynolds
Nancy Reynolds
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer