Form 10QSB/A
period 2007-04-30
TRAVEL HUNT HOLDINGS INC
filed 2007-05-11
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a development stage company and our current business plan consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

No revenues have been generated to date and we do not expect to generate revenues for the foreseeable future. Until we achieve profitability we will be dependent on loans from our shareholders to fund our operating expenses. At this time no shareholders have made any commitments to provide any such funding. To date we have not been able to raise additional funds through either debt or equity offerings. Without additional cash we will be unable to pursue our plan of operations.

On July 22, 2004, we entered into a letter of intent to acquire one hundred percent (100%) of the ownership interest of Matrix Lodging, LLC for the issuance of shares of our common stock to the Matrix Lodging, LLC members. Consummation of the transaction was subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. Such letter of intent was amended to extend the date to enter into a definitive agreement until December 31, 2006. On February 2, 2007, Matrix advised Travel Hunt that it has elected to terminate its letter of intent with Travel Hunt. In connection therewith, Matrix was obligated to pay Travel Hunt $25,000 in connection with the fulfillment of the terms and conditions of the letter of intent. On April 26, 2007, this obligation was assigned to Nancy Reynolds as a bonus for services rendered to the Company.

Capital Resources and Liquidity

As of April 30, 2007, we had $78 in cash. Our general and administrative expenses are expected to average $2,800 per month for the next 12 months.

We do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to execute our business plan unless we are successful in raising additional capital. We do not currently have any committed sources of external funding.

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

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: May 11, 2007	By: /s/ Nancy Reynolds
Nancy Reynolds
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer