Form 10KSB
period 2007-07-31
TRAVEL HUNT HOLDINGS INC
filed 2007-10-25
CIK 1262159

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2007

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-108690

TRAVEL HUNT HOLDINGS, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	65-0972647
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

122 Ocean Park Blvd., Suite 307
Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 396-1691

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

1314 E. Las Olas Boulevard
Ft. Lauderdale, FL 33301
(Former name, former address and former fiscal year if
Changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).

☒ Yes  ☐ No

State issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was
$228,375, based upon the closing price of such Common Stock on the OTCBB of $0.25 per share on October 10, 2007, and determined by subtracting from the total number of shares of CommonStock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,091,350 shares of common stock as of October 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," or similar terms. These statements appear in a number of places in this annual report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things:(i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our need for additional capital, our history of losses, the intense competition we face in our business, the fact that our stock is a “penny stock” and the other material risks described under “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION- Risk Factors”. The accompanying information contained in this annual report, including, without limitation, the information set forth under the heading "Risk Factors" and in "ITEM 1. DESCRIPTION OF BUSINESS" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Background

Travel Hunt Holdings, Inc. (“TVLH” or the “Company”) (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999. The Company initially provided online interactive travel related products, called “travelhunts”, and provided users with new ways to experience travel destinations throughout the world. The Company also provided travel related information to internet users and provided them with the ability to organize a trip to selected destinations. From and after April 26, 2007, the Company ceased its prior business. The Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

Employees

As of July 31, 2007, the Company had no employees.

ITEM 2. PROPERTIES.

As of July 31, 2007, the Company did not own or lease any properties.

ITEM 3.  LEGAL PROCEEDINGS

As of July 31, 2007, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 2007, the Company’s board of directors and stockholders holding an aggregate of 59,500,000 shares of the Company’s common stock, representing approximately 83.9% of the total shares entitled to vote, consented in writing, without a meeting, to the following:

The Company agreeing to the adoption of the Agreement and Plan of Merger (the “Reincorporation Merger Agreement”) between the Company and Travel Hunt Holdings, Inc., a Delaware corporation formed by us (“TVHL-Delaware”), in the form of Exhibit A attached to the Company’s Schedule 14C Information Statement (“Information Statement”) filed with the U. S. Securities and Exchange Commission on September 12, 2007. The Reincorporation Merger Agreement provides for the merger of the Company with and into TVLH-Delaware (the “Reincorporation Merger”), and will result in:

•	a change of domicile of the Company from the State of Florida to the State of Delaware;

•
The right of the Company’s shareholders to receive one (1) share of common stock, par value $0.001 per share, of TVLH-Delaware for each ten (10) shares of the Company’s common stock, par value $0.001 per share, owned as of the effective time of the reincorporation merger;

•	the persons presently serving as the Company’s executive officers and directors serving in their same respective positions with TVLH-Delaware;

•
the adoption of a new Certificate of Incorporation under the laws of Delaware in the form of Exhibit B attached to the Information Statement, pursuant to which the Company’s authorized capital stock will be changed from 100,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 110,000,000 shares of authorized capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and   the adoption of new Bylaws under the laws of the State of Delaware in the form of Exhibit C attached to the Information Statement.

Copies of the Company’s Information Statement were mailed to the stockholders of the Company on September 12, 2007 and the action became effective on October 11, 2007.

Other than the foregoing, no matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended July 31, 2007 and no meeting of shareholders was held.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company became subject to Securities Exchange Act Reporting Requirements in March 2004. The symbol "TVHT" is assigned for our securities. There is a very limited trading market for our stock. During the fiscal year ended July 31, 2007, approximately 71,586 shares of our stock traded on the OTCBB with a high price of $88.80 and a low price of $2.50. There can be no assurance that a highly-liquid market for our securities will ever develop.

The Company's stock is not traded on any exchange or on NASDAQ, but instead trades on the Electronic Bulletin Board. Accordingly, although the quotations set forth below have been obtained from sources believed to be reliable, there can be no assurance that they accurately reflect the trading markets. The range of high and low share transactions for each quarterly period during the two most recent fiscal years is set forth below:

Quarter Ended	High Bid	Low Bid

July 31, 2007	$9.00	$2.50
April 30, 2007	$15.00	$7.50
January 31, 2007	$88.80	$30.10
October 31, 2006	$30.10	$27.50
July 31, 2006	$30.10	$8.00
April 30, 2006	$8.00	$5.30
January 31, 2006	$10.10	$6.10
October 31, 2005	$10.10	$0.09

The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The above-indicated quotations have been adjusted for the one for ten share exchange which occurred when the Company reincorporated in Delaware on October 11, 2007.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At July 31, 2007, the Company had loans and notes outstanding from certain shareholders in the aggregate amount of $19,441, which represents amounts loaned to the Company to pay the Company’s expenses of operation. Of this amount, $8,000 is evidenced by two Promissory Notes (“Notes”) bearing interest at a rate of 6% per annum. The original maturity of the Notes was December 31, 2005. As of July 31, 2007, the maturity of the Notes was extended to December 31, 2007

Status of Outstanding Common Stock

As of July 31, 2007, we had a total of 7,091,350 shares (adjusted for 1 for 10 reverse stock split effective October 11, 2007) of our common stock outstanding. Of these shares, 7,000,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 7,091,350 shares (adjusted for 1 for 10 reverse stock split effective October 11, 2007) of our common stock to approximately 70 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company’s principal shareholders are in contact with broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company’s search is directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on NASDAQ SmallCap Market or a stock exchange (See “Investigation and Selection of Business Opportunities”). The Company anticipates that the business opportunities presented to it may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company’s judgment, none of its officers and directors would thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers, directors or principal shareholders are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon the principal shareholders’ analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company’s limited financial resources. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

It is emphasized that the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s principal shareholders, who are not professional business analysts. Although there are no current plans to do so, the Company might hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since the Company has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fees the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See “Risk Factors—The Company Regulation of Penny Stocks.”

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on the NASDAQ SmallCap Market, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ SmallCap Market listing criteria.

Not one of the factors described above will be controlling in the selection of a business opportunity, and the Company will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, the Company’s principal shareholders may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations. See “Risk Factors - Regulation of Penny Stocks.”

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities currently available.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will generally not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that the principal shareholders may offer to sell a controlling interest at a price not relative to or reflective of a price which could be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “investment company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

No Rights of Dissenting Shareholders

The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Delaware law vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary.

Risk Factors

There are several material risks associated with the Company. You should carefully consider the risks and uncertainties described below, which constitute all of the material risks relating to the Company. If any of the following risks are realized, our business, operating results and financial condition could be harmed. This means investors could lose all or a part of their investment.

(a) CONFLICTS OF INTEREST. Certain conflicts of interest may exist between the Company and its officers, directors and principal shareholders. They have other business interests to which they devote their attention, and they will devote little time to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Management” and “Conflicts of Interest.”

(b) NEED FOR ADDITIONAL FINANCING. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company’s funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

(c) REGULATION OF PENNY STOCKS. The Company’s securities may be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) LACK OF OPERATING HISTORY. The majority interest in the Company was purchased in April 2007 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

(e) NO ASSURANCE OF SUCCESS OR PROFITABILITY. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s Common Stock will be increased thereby.

(f) POSSIBLE BUSINESS - NOT IDENTIFIED AND HIGHLY RISKY. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company’s acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss of investment to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 “Description of Business.”

(g) TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

(h) IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION. The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Decisions will therefore likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation. A significant portion of the Company’s available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

(i) LACK OF DIVERSIFICATION. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

(j) RELIANCE UPON FINANCIAL STATEMENTS. The Company generally will require audited financial statements from companies that it proposes to acquire. In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies’ management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company’s securities.

Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the “Commission”) and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

(k) OTHER REGULATION. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

(l) LIMITED PARTICIPATION OF MANAGEMENT. The Company currently has only one individual who is serving as its sole officer and director on a very limited-time basis. The Company is therefore heavily dependent upon the skills, talents, and abilities of the principal shareholders to implement its business plan. See “Management.”

(m) LACK OF CONTINUITY IN MANAGEMENT. The Company does not have any employment agreements with its officers and directors, and as a result, there is no assurance they will continue to be associated with the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

(n) NO INDEPENDENT AUDIT COMMITTEE OF BOARD OF DIRECTORS. The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and rules and regulations adopted by the U.S. Securities and Exchange Commission Rules to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under rules and regulations adopted by the U.S. Securities and Exchange Commission to implement these provisions of the Sarbanes-Oxley Act it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein. Notwithstanding, the Company may ultimately be determined not to be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company’s failure to be in compliance with the Sarbanes-Oxley Act could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

(o) INDEMNIFICATION OF OFFICERS AND DIRECTORS. Delaware Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

(p) DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the Company’s officers, directors and principal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company, if they are able to provide the required services.

(q) LEVERAGED TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company’s exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

(r) COMPETITION. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

(s) NO FORESEEABLE DIVIDENDS. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

(t) LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company’s authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company’s stockholders and management would control the Company, and the Company’s board of directors and management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

(u) RULE 144 SALES. The majority of the outstanding shares of Common Stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144 for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

Going Concern Qualification

Our auditors have prepared their report on the auditied financial statements contained in this Annual Report on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying audited financial statements, as of July 31, 2007 our current liabilities exceed our current assets by $21,266 and our total liabilities exceed our total assets by $21,266. These factors, among others, indicate that we may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the we be unable to continue in existence.

The appropriateness by the Company of continuing to use the aforementioned basis of accounting is dependent upon, among other things, the ability to maintain and increase existing credit facilities or raise additional capital.

Results of Operations

Liquidity and Capital Resources

As of July 31, 2007, we had $0.00 in cash and cash equivalents and a working capital deficit of $21,266. We used $60,089 in operating activities for the fiscal year period ended July 31, 2007. For the fiscal year ended July 31, 2006, our operations provided $46,356 in cash. We used more cash in operations in 2007 as compared to 2006, primarily due to an increase due to an increase in professional fees. We received $0.00 in revenue during the fiscal year ended July 31, 2007.

As a result, the Company will require a cash infusion of at least $25,000 for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies (to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At July 31, 2007, the Company had loans and notes outstanding from certain shareholders in the aggregate amount of $19,441, which represents amounts loaned to the Company to pay the Company’s operating expenses. Of this amount, $8,000 is evidenced by two Promissory Notes (“Notes”) bearing interest at a rate of 6% per annum. The original maturity of the Notes was December 31, 2005. As of July 31, 2007, the maturity of the Notes was extended to December 31, 2007

Twelve Months Ended July 31, 2007 Compared to July 31, 2006

The following table summarizes the results of our operations during the fiscal years ended July 31, 2007 and 2006, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	7/31/07	7/31/06	Increase	Percentage Increase
	(audited)	(audited)	(Decrease)	(Decrease)
Revenues	$0	$0	$0	0.0%
Net profit (loss)	(47,731)	23,733	(71,464)	(301.1%)
Operating Expenses	88,921	34,121	54,800	160.6%
Loss per share of common stock	(0.00)	(0.00)	(0.01)	0.0%

During the fiscal year ended July 31, 2007, S, G & A expenses increased principally due to an increase in professional fees.

We incurred a net loss of $47,731 for the fiscal year ended July 31, 2007 as compared with net income of $23,733 for the fiscal year ended July 31, 2006. This decrease of $71,464 was mainly due to a change in our business plan and increased expenditures for professional fees.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2007 and 2006, and the report thereon of Webb & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Travel Hunt Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Travel Hunt Holdings, Inc. and subsidiary (a development stage company) as of July 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended July 31, 2007 and 2006 and for the period from December 17, 1999 (inception) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Travel Hunt Holdings, Inc. and subsidiary (a development stage company) as of July 31, 2007 and the consolidated results of its operations and its cash flows for the years ended July 31, 2007 and 2006 and for the period from December 17, 1999 (inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage with no revenues, a working capital and stockholders deficit of $21,266 and has recurring losses from operations of $351,620. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
October 19, 2007

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JULY 31, 2007

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$308
Notes payable—related party	8,000
Accrued interest payable—related party	1,517
Advances from shareholders	11,441
TOTAL CURRENT LIABILITIES	21,266

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.001 par value, 10,000,000
Shares authorized, none issued and outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 7,091,350 shares issued
And outstanding	70,914
Additional paid-in capital	(39,063)
Accumulated deficit during development stage	(53,117)
TOTAL STOCKHOLDERS’ DEFICIENCY	(21,266)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See accompanying notes to consolidated financial statements

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED JULY 31,		FROM INCEPTION (DEC. 17, 1999) TO JULY 31,
	2007	2006	2007
REVENUES	$-	$-	$-

OPERATING AND EXPENSES:
Advertising	-	-	4,285
Officer’s salary	7,100	6,400	22,500
Consulting	35,000	-	218,575
Professional fees	25,085	21,289	65,528
General and administrative	21,736	6,432	40,732
TOTAL OPERATING EXPENSES	88,921	34,121	351,620

LOSS FROM OPERATIONS	(88,921)	(34,121)	(351,620)

OTHER INCOME (EXPENSES):
Other income	41,666	58,334	300,000
Interest expense	(476)	(480)	(1,517)
TOTAL OTHER INCOME (NET)	41,190	57,854	298,483

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(47,731)	23,733	(53,117)

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$(47,731)	$23,733	$(53,117)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	7,091,350	7,091,350

See accompanying notes to consolidated financial statements

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JULY 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Stock issued to founders for cash ($0.0014 per share) - Travel Hunt Holdings, Inc.	-	$-	6,300,000	$63,000	$(54,000)	$(9,000)	$-	$-

Stock issued to founders for cash - ($0.0000014 post consolidation per share) - Travel Hunt, Inc.			700,000	7,000	(6,999)	(1)	-	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss for the period from December 17, 1999 (inception) to July 31, 2000	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2000 (combined)	-	-	7,000,000	70,000	(60,799)	(9,001)	(200)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2001	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2001 (combined)	-	-	7,000,000	70,000	(60,599)	(9,001)	(400)	-

In-kind contribution of services	-	-	-	-	200	-	-	200

Net loss, 2002	-	-	-	-	-	-	(200)	(200)

Balance, July 31, 2002 (combined)	-	-	7,000,000	70,000	(60,399)	(9,001)	(600)	-

See accompanying notes to consolidated financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JULY 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
In-kind contribution of services	-	$-	-	$-	$200	$-	$-	$200

Stock issued for cash ($1.43 per share)	-	-	9,135	914	12,136	-	-	13,050

Net loss, 2003	-	-	-	-	-	-	(312)	(312)

Balance, July 31, 2003 (consolidated)	-	-	7,091,350	70,914	(48,063)	(9,001)	(912)	12,938

Cash received for subscription receivable	-	-	-	-	-	9,000	-	9,000

Net loss, 2004	-	-	-	-	-	-	(22,978)	(22,978)

Balance, July 31, 2004 (consolidated)	-	-	7,091,350	70,914	(48,063)	(1)	(23,890)	(1,040)

Net loss, 2005	-	-	-	-	-	-	(5,229)	(5,229)

Balance, July 31, 2005 (consolidated)	-	-	7,091,350	70,914	(48,063)	(1)	(29,119)	(6,269)

In-kind contribution of services	-	-	-	-	5,400	-	-	5,400

Net income, 2006	-	-	-	-	-	-	23,733	23,733

Balance, July 31, 2006	-	-	7,091,350	70,914	(42,663)	(1)	(5,386)	22,864

Net Loss, 2007	-	-	-	-	-	-	(47,731)	(47,730)

In-kind contribution of services	-	-	-	-	3,600	1	-	3,601

BALANCE, JULY 31, 2007	-	$-	7,091,350	$70,914	$(39,063)	$-	$(53,117)	$(21,266)

See accompanying notes to consolidated financial statements.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED JULY 31		FROM INCEPTION (DEC. 17, 1999) TO JULY 31,
	2007	2006	2007
OPERATING ACTIVITIES:
Net income (loss)	$(47,731)	$23,733	$(53,117)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Impairment charge	-	-	1,234
In-kind contribution	3,601	5,400	9,801
Amortization expenses	-	-	4,691
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable and accrued expenses	231	557	308
Accrued interest—related party	476	-	1,517
Deposits	(16,666)	16,666	-
NET CASH USED IN OPERATING ACTIVITIES	(60,089)	46,356	(35,566)

INVESTING ACTIVITIES:
Website development costs	-	-	(5,925)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(5,925)

FINANCING ACTIVITIES:
Proceeds from Issuance of common stock	-	-	22,050
Proceeds from loans and notes payable—related party	11,441	-	19,441
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,441	-	41,491

INCREASE (DECREASE) IN CASH	(48,648)	46,356	-

CASH - BEGINNING OF YEAR	48,648	2,292	-
CASH - END OF YEAR	$-	$48,648	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Travel Hunt Holdings, Inc. (a development stage company) was incorporated under the laws of the State of Florida on December 17, 1999.

On July 15, 2003, Travel Hunt Holdings, Inc. acquired all the outstanding shares of Travel Hunt, Inc., an inactive Florida corporation with no assets or liabilities for 700,000 common shares of Travel Hunt Holdings, Inc. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated.

The Company initially provided online interactive travel related products, called “travelhunts”, and provided users with new ways to experience travel destinations throughout the world. The Company also provided travel related information to internet users and provide them with the ability to organize a trip to selected destinations. From and after April 26, 2007, the Company ceased its prior business. The Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

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
AS OF JULY 31, 2007

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

(G) Revenue Recognition

The Company recognizes revenue from internet advertising over the life of the contract. The Company recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees over the life of the membership. The Company has not recognized any revenues for the years ended July 31, 2007 and 2006 or for the period from December 17, 1999 (inception) to July 31, 2007.

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

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007

(I) Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2007 and 2006, there were no common share equivalents outstanding.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended July 31, 2007 and 2006 and for the period from December 17, 1999 (inception) to July 31, 2007 were $0, $0 and $4,285, respectively.

(L) Fair Value of Financial Instruments

The carrying value of accounts payable, accrued expenses and notes payable approximate their fair value because of their short maturities.

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

The following is a summary of website development costs at July 31, 2007:

Website development costs	$5,925
Less: accumulated amortization	(4,691)
Website development costs, net	1,234
Impairment assessed	1,234

$-

Amortization expense for the years ended July 31, 2007 and 2006 and for the period from December 17, 1999 (inception) to July 31, 2007 was $0, $0 and $4,691, respectively.

As of July 31, 2005, the Company determined that the intangible asset was impaired and wrote off $1,234 to general and administrative expenses.

NOTE 3	NOTES PAYABLE - RELATED PARTY

During 2004, the Company issued two notes payable to a stockholder for a total of $8,000. The notes bear interest at 6%, are unsecured, were due December 31, 2005 and have been extended until December 31, 2007. At July 31, 2007, related accrued interest payable was $1,517 (See Note 5).

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Stock Issued for Cash

During 1999, Travel Hunt Holdings, Inc. issued 6,300,000 shares of common stock to its founder for $9,000 ($0.0014 per share).

During 1999, Travel Hunt, Inc. issued 700,000 shares of common stock to its founder for $1 ($0.0000014 per share).

During 2003, the Company issued 9,135 shares of common stock for $13,050 ($1.43 per share).

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

During 2007, the Company recorded additional paid in capital of $3,601 for the value of services contributed to the Company by its president (See Note 5).

(C) Stock Split

On September 7, 2005, the Board of Directors approved a 7 for 1 forward stock split for all shareholders of the Company as of September 7, 2005. On August 29, 2007, the Board of Directors approved a 1 for 10 reverse stock split in connection with the reincorporation of the Company from Florida to Delaware. This reverse stock split went effective on October 11, 2007. All share and per share amounts have been retroactively restated in the accompanying financial statements.

NOTE 5	RELATED PARTY TRANSACTIONS

During September 2004, the Company issued notes payable for $8,000 (See Note 3).

The President of the Company paid operating expenses and contributed services with a fair value of $9,801 to the Company since inception (See Note 4(B)).

During the 4th quarter of 2007, certain shareholders paid certain expenses on behalf of the Company in the amount of $11,441 which is recorded as a related party payable.

As of May 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHCM”), an entity which owns approximately 83.9% of the Company’s common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHCM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 1, 2007 for certain services to be provided to the Company. Pursuant to the terms of the Services Agreement, FHCM shall provide the following services to the Company:

(a)  FHCM will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

(b) At the request of the Company’s management, FHCM will provide strategic advisory services relative to the achievement of the Company’s business plan;

(c) FHCM will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

(d) FHCM will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals.

(e) FHCM will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

(f) FHCM will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

(g) At the request of the Company’s management, FHCM will provide advisory services related to corporate governance and matters related to the maintenance of the Company’s status as a publicly-reporting company; and

(h) At the request of the Company’s management, FHCM will assist the Company in satisfying various corporate compliance matters.

NOTE 6	INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended July 31, 2007 and 2006, (computed by applying the Federal Corporate tax rate of 15 % and a State of Florida tax rate, net of federal benefit of 4.68%), as follows:

	2007	2006
Computed “expected” tax expense (benefit)	$(9,391)	$4,667
Non deductible permanent differences	708	1,062
	(8,683)	5,729
Change in valuation allowance	8,683	(5,729)

Provision for income taxes	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets at July 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$8,683	$-
Total gross deferred tax assets	8,683	-
Less valuation allowance	(8,683)	-

Net deferred tax assets	$-	$-

The valuation allowance at July 31, 2006 was $0. The net change in valuation allowance during the year ended July 31, 2007 was a increase of $8,683

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007

NOTE 7	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no revenues, a working capital and stockholders deficit of $21,266 and has recurring losses from operations of $351,620. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company will be dependent on advances from its shareholders to continue as a going concern. Notwithstanding, no shareholder or other third party has given the Company any commitment that this will occur, or if it does,m that such advances will be in an amount sufficient to permit the Company to continue as a going concern (See Note 8).

NOTE 8	SUBSEQUENT EVENTS

On August 29, 2007, the Board of Directors approved a 1 for 10 reverse stock split in connection with the reincorporation of the Company from Florida to Delaware. This reincorporation and reverse stock split was effective on October 11, 2007. All share and per share amounts have been retroactively restated in the accompanying financial statements.

The Reincorporation Merger Agreement provided for the merger of the Company with and into Travel Hunt Holdings, Inc., a Delaware corporation (“TVLH-Delaware”) (the “Reincorporation Merger”), and resulted in:

•	a change of domicile of the Company from the State of Florida to the State of Delaware;

•
The right of the Company’s shareholders to receive one (1) share of common stock, par value $0.001 per share, of TVLH-Delaware for each ten (10) shares of the Company’s common stock, par value $0.001 per share, owned as of the effective time of the reincorporation merger;

•	the persons presently serving as the Company’s executive officers and directors serving in their same respective positions with TVLH-Delaware;

•
the adoption of a new Certificate of Incorporation under the laws of Delaware pursuant to which the Company’s authorized capital stock will be changed from 100,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 110,000,000 shares of authorized capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and   the adoption of new Bylaws under the laws of the State of Delaware

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES.

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our sole officer and director, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our sole officer and director concluded that as of July 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held
Geoffrey Alison	34	CEO, President,Treasurer and Secretary since 2007

Geoffrey Alison

Geoffrey Alison has served as a President, Treasurer, Secretary and a director of the Company since August 2007. Mr. Alison has been registered with the National Association of Securities Dealers since 1999 and has worked as a General Securities Principal for various securities firms including Stock USA, Inc (January 1999 - October 2001) and Assent, LLC (November 2001 - August 2004). From September 2004 through the present date, Mr. Alison has been a registered General Securities Principal with ECHOtrade, a Philadelphia Exchange member firm, as a securities trader for his own capital and benefit. From July 2003 through January 2005, he served as Chief Financial Officer, Secretary and a director of Intrac, Inc. (OTCBB:ITRD) and From January 2005 through January 2006, he served as President, Secretary and a director of Cape Coastal Trading Corporation (OTCBB:CCTR). In October, 2002, Mr. Alison co-created Greenvest Industries, Inc. which manufactures pet products under the brand name Happy Tails Pet Beds. Mr. Alison is currently President and CEO of Greenvest Industries, Inc.

Mr. Alison devotes less than 5% of his business time to the affairs of the Company. The time Mr. Alison spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Alison, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended July 31, 2007, all reports required to be filed were filed on a timely basis.

Code of Ethics

On August 30, 2007, our board of directors adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. Currently Mr. Alison is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Alison serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.  A copy of the Code of Ethics is attached as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION.

Our sole officer and director, Geoffrey Alison, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Alison may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial stock ownership as of July 31, 2007 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	5,950,000	83.90%
Portman House Hue Street St Helier Jersey JE4 5RP

La Pergola Investments Limited	1,050,000	14.81%
Portman House Hue Street St Helier Jersey JE4 5RP

Geoffrey Alison	0	0.00%
5000 Noeline Ave. Encino, CA 91436

Officers and directors as a group (four persons)	0	0.00%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of July 31, 2007. All percentages for common stock are calculated based upon a total of 7,091,350 shares outstanding as of July 31, 2007, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of July 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of July 31, 2007, we owed approximately $19,441 in the aggregate to our stockholders, comprising a Promissory Note in the face amount of $8,000 and a shareholder payable of $11,441.

Effective as of May 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHCM”), an entity which owns approximately 83.9% of the Company’s common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHCM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 1, 2007. Pursuant to the terms of the Services Agreement, FHCM shall provide the following services to the Company:

(a)  FHCM will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

(b) At the request of the Company’s management, FHCM will provide strategic advisory services relative to the achievement of the Company’s business plan;

(c) FHCM will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

(d) FHCM will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals.

(e) FHCM will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

(f) FHCM will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

(g) At the request of the Company’s management, FHCM will provide advisory services related to corporate governance and matters related to the maintenance of the Company’s status as a publicly-reporting company; and

(h) At the request of the Company’s management, FHCM will assist the Company in satisfying various corporate compliance matters.

A copy of the Services Agreement is attached as Exhibit 10.1

ITEM 13. EXHIBITS

Exhibit Number	Description

10.1	Services Agreement with Fountainhead Capital Management, Inc.

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by Webb & Co., P.A. for the audit of the annual financial statements and review of the quarterly statements and review of the Company’s Quarterly and Annual Reports was $9,000 for the fiscal year ended July 31, 2007 and $4,800 for the fiscal year ended July 31, 2006. The Company had no other audit-related fees.

Tax Fees

For the Company’s fiscal years ended July 31, 2007 and 2006, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 23, 2007

TRAVEL HUNT HOLDINGS, INC.

By:	/s/ Geoffrey Alison
Name: Geoffrey Alison Title: Chief Executive Officer, Director, President,Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Services Agreement with Fountainhead Capital Management Limited

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.