Form 10QSB
period 2007-10-31
TRAVEL HUNT HOLDINGS INC
filed 2007-12-17
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-108690

TRAVEL HUNT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0972647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

122 Ocean Park Blvd., Suite 307, Santa Monica CA	90405
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 13, 2007: 7,091,350 shares of common stock.

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

TRAVEL HUNT HOLDINGS INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operations	5

Item 3A(T)	Control and Procedures	6

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURE		8

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended October 31, 2007 are not necessarily indicative of results that may be expected for the year ending July 31, 2008. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED)

PAGES	F-4 - F-9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2007 (UNAUDITED)

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheet
October 31, 2007
(Unaudited)

ASSETS

Total Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$3,593
Notes payable - related party	8,000
Accrued interest payable - related party	2,184
Advances from shareholders	30,986
Total Current Liabilities	44,763

Stockholders' Deficiency
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,091,350 shares issued and outstanding	70,914
Additional paid-in capital	(39,063)
Deficit accumulated during the development stage	(76,614)

Total Stockholders' Deficiency	(44,763)

Total Liabilities and Stockholders' Deficiency	$-

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended October 31, 2007 and 2006 and
for the Period from December 17, 1999 (inception) to October 31, 2007
(Unaudited)

			December 17, 1999
	Three Months Ended October 31,		(Inception) to
	2007	2006	October 31, 2007
Operating Expenses
Advertising expense	$-	$-	$4,285
Compensation officer	-	-	22,500
Consulting Fees	10,000	3,300	228,575
Professional fees	7,693	6,400	73,201
General and administrative	5,137	961	45,869
Total Operating Expenses	22,830	10,661	374,430

Loss from Operations	(22,830)	(10,661)	(374,430)

Other Income (Expense)
Other income	-	16,666	300,000
Interest Expense	(667)	(121)	(2,184)
Total Other Income (Expense)	(667)	16,545	297,816

Net Income (Loss) before Provision for Income Taxes	(23,497)	5,884	(76,614)

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$(23,497)	$5,884	$(76,614)

Net Income (Loss) Per Share - Basic and Diluted	$(0)	$0

Weighted average number of shares outstanding during the period basic and diluted	7,091,350	7,091,350

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended October 31, 2007 and 2006 and
for the Period from December 17, 1999 (inception) to October 31, 2007
(Unaudited)

			December 17, 1999
	Three Months Ended Oct. 31,		(Inception) to
	2007	2006	Oct. 31, 2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(23,497)	$5,884	$(76,614)
Adjustments to reconcile Net Income (Loss) to net cash provided by(used in) operations
Impairment charge	-	-	1,234
In-kind contribution	-	1,800	9,801
Amortization expense	-	-	4,691
Changes in operating assets and liabilities:
Increase in:
Accounts payable	3,285	5,835	3,593
Accrued interest payable - related party	667	121	2,184
Deposits	-	(16,666)	-
Net Cash Used In Operating Activities	(19,545)	(3,026)	(55,111)

Cash Flows From Investing Activities:
Acquisition of website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	(5,925)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	22,050
Proceeds from notes payable - related party	-	-	8,000
Advances from shareholders	19,545	-	30,986
Net Cash Provided By Financing Activities	19,545	-	61,036

Net Decrease in Cash	-	(3,026)	-

Cash at Beginning of Period	-	48,648	-

Cash at End of Period	$-	$45,622	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007
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

•
the adoption of a new Certificate of Incorporation under the laws of Delaware pursuant to which the Company’s authorized capital stock remained 110,000,000 shares of authorized capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and   the adoption of new Bylaws under the laws of the State of Delaware

(C) Principles of Consolidation

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

(G) Earnings ( Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of October 31, 2007 and 2006 there were no common share equivalents outstanding.

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

(K) Revenue Recognition

The Company recognizes revenue from internet advertising over the life of the contract. The Company recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees over the life of the membership. There have been no revenues recorded for the quarters ending October 31, 2007 and 2006, and for the period from December 17, 1999 (inception) to October 31, 2007.

(L) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

(A) Stock Issued for Cash

On December 17, 1999, Travel Hunt Holdings, Inc. issued 6,300,000 shares of common stock to its founder for $9,000 ($0.004 per share).

On July 15, 2003, Travel Hunt, Inc. issued 700,000 shares of common stock to Nancy Reynolds for $1.00 ($0.0000014 per share post acquisition).

During 2003, the Company issued 9,135 shares of common stock for $13,050 ($1.43 per share).

(B) In-Kind Contribution

During 2000, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its former president (See Note 4).

During 2001, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its former president (See Note 4).

During 2002, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its former president (See Note 4).

During 2003, the Company recorded additional paid in capital of $200 for the fair value of services contributed to the Company by its former president (See Note 4).

During 2006, the Company recorded additional paid in capital of $5,400 for the fair value of services contributed to the Company by its former president (See Note 4).

During 2007, the Company recorded additional paid in capital of $3,601 for the value of services contributed to the Company by its former president (See Note 4).

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

During September 2004, the Company issued notes payable in the amount of $8,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2007. At October 31, 2007, related accrued interest payable was $1,634. The original holder has since sold the notes to certain parties as is more fully described in our current report on Form 8-K filed on May 2, 2007.

NOTE 4	RELATED PARTY TRANSACTIONS

During September 2004, the Company issued notes payable in the amount of $8,000 (See Note 3). The former president of the Company paid operating expenses and contributed services with a fair value of $9,801 to the Company from inception (see Note 2(B)).

The Company has entered into an agreement with Geoffrey Alison, its current sole officer and director, to provide certain services until his replacement is named. In consideration of such services, the Company has agreed to pay Mr. Alison $10,000 on the date he ceases to serve in his current capacity.

A shareholder has advanced an aggregate of $30,986 to the Company through October 31, 2007 for payment of expenses. The Company has accrued imputed interest of $550 on such advances.

NOTE 5	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no revenues, a working capital and stockholders deficit of $44,763 and has recurring losses from operations of $76,614. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company will be dependent on advances from its shareholders to continue as a going concern. Notwithstanding, no shareholder or other third party has given the Company any commitment that this will occur, or if it does, that such advances will be in an amount sufficient to permit the Company to continue as a going concern.

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

Results of Operations Three-Months Ended October 31, 2007 and October 31, 2006

During the three months ended October 31, 2007, the Company had no revenue and had a net loss of approximately $23,497. The Company incurred operating expenses of approximately $22,830 comprising consulting fees, professional fees and other general and administrative expenses. The Company incurred interest expense of $667 during the quarter ended October 31, 2007. During the three months ended October 31, 2006, the Company had no revenue and incurred operating expenses of approximately $10,661 comprising professional fees and other general and administrative expenses. The Company had net income of $5,884 in the quarter ended October 31, 2006 resulting from the receipt of $16,666 in transaction fees (non-recurring), partially offset by interest expense of $121.

Capital Resources and Liquidity

As of October 31, 2007, we had $-0- in cash. Our operating expenses are expected to average approximately $6,000 per month for the next 12 months.

We do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to execute our business plan unless we are successful in raising additional capital. We do not currently have any committed sources of external funding.

During September 2004, we issued notes payable to Nancy Reynolds in the amount of $8,000 which bear interest at 6%, are unsecured and due December 31, 2007. At October 31, 2007, related accrued interest payable was $1,634.   Ms. Reynolds has sold the notes to certain parties as is more fully described in our current report on Form 8-K filed on May 2, 2007.

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

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our independent auditor previously advised us that our controls and procedures regarding the manner in which we recorded our accounts payable were deficient. We did not believe that this was a material deficiency, however, our controls and procedures were subsequently changed to address this weakness.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On August 29, 2007, the Board of Directors and a stockholder, who held an aggregate of approximately 83.9% of the total issued and outstanding shares of the Company’s Common Stock, consented to the adoption of an Agreement and Plan of Merger between the Company and Travel Hunt Holdings, Inc., a Delaware corporation and wholly-owned subsidiary formed by the Company (“TVLH-Delaware”) (the “Reincorporation Merger Agreement”).  The Reincorporation Merger Agreement provided for the merger of the Company with and into TVLH-Delaware (the “Reincorporation Merger”), and resulted in:

•	a change of domicile of the Company from the State of Florida to the State of Delaware;
•
Each shareholder’s right to receive one (1) share of common stock, par value $0.001 per share, of TVLH-Delaware for each ten (10) shares of the Company’s common stock, par value $0.001 per share, owned by such shareholder as of the effective time of the reincorporation merger;

•	the persons serving as the Company’s executive officers and directors serving in their same respective positions with TVLH-Delaware;
•
the adoption of a new Certificate of Incorporation under the laws of Delaware pursuant to which the Company’s authorized capital stock remains 110,000,000 shares of authorized capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time.

This reincorporation and reverse stock split was effective on October 11, 2007. No other matters were submitted during the quarter ending October 31, 2007 to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

The Company has entered into an agreement with Geoffrey Alison, its current sole officer and director, to provide certain services until his replacement is named. In consideration of such services, the Company has agred to pay Mr. Alison $10,000 cash on the date he ceases to serve in his current capacities.

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

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: December 14, 2007	By: /s/ Geoffrey Alison
Geoffrey Alison
President, Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer