Form 10QSB
period 2008-01-31
TRAVEL HUNT HOLDINGS INC
filed 2008-03-14
CIK 1262159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2008

or

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

_____________________________________________________________________________
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2008:
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

TRAVEL HUNT HOLDINGS INC.

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	6

Item 3A(T)	Control and Procedures	7

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURE		8

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2008 are not necessarily indicative of results that may be expected for the year ending July 31, 2008. The financial statements are presented on the accrual basis.

TRAVEL HUNT HOLDINGS, INC.

FINANCIAL STATEMENTS

INDEX

Page Number
Condensed Consolidated Balance Sheets at January 31, 2008 (Unaudited) and July 31, 2007 (Audited)	F-1

Condensed Consolidated Statements of Operations for the Three and
Six Months Ended January 31, 2008 and 2007 and for the Period from
from December 17, 1999 (inception) to January 31, 2008 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six months
Ended January 31, 2008 and 2007 and for the Period from December 17, 1999
(inception) to January 31, 2008 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements as of January 31, 2008	F-4 to F-9

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheet
January 31, 2008 (unaudited) and July 31, 2007 (audited)

	January 31,	July 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$-	$308
Notes payable-related party	8,000	8,000
Accrued interest-related party	3,051	1,517
Advances from shareholders	48,363	11,441

Total Current Liabilities	59,414	21,266

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,	-	-
None issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized,
7,091,350 shares issued and outstanding	70,914	70,914
Additional paid-in capital	(39,063)	(39,063)
Deficit accumulated during the development stage	(91,265)	(53,117)

Total Stockholders' Deficiency	(59,414)	(21,266)

Total Liabilities and Shareholders' Deficiency	$-	$-

See accompanying notes to financial statements.

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended January 31, 2008 and 2007 and
for the Period from December 17, 1999 (inception) to January 31, 2008
(Unaudited)

					December 17, 1999
	Three Months Ended January 31,		Six Months Ended January 31,		(Inception) to January 31,
	2008	2007	2008	2007	2008
Operating Expenses
Advertising expense	$-	$-	$-	$-	$4,285
Compensation - officer	-	1,800	-	5,100	22,500
Consulting Fees	10,000	-	20,000		238,575
Professional fees	2,645	2,500	10,338	8,900	75,846
General and administrative	1,139	727	6,276	1,687	47,008
Total Operating Expenses	13,784	5,027	36,614	15,687	388,214

Loss from Operations	(13,784)	(5,027)	(36,614)	(15,687)	(388,214)

Other Income (Expense)
Other income	-	-	-	16,666	300,000
Interest Expense	(867)	(121)	(1,534)	(242)	(3,051)
Total Other Income (Expense)	(867)	(121)	(1,534)	16,424	296,949

Net Income (Loss) before Provision for Income Taxes	(14,651)	(5,148)	(38,148)	737	(91,265)

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	(14,651)	(5,148)	(38,148)	737	(91,265)

Net Income (Loss) Per Share - Basic and Diluted	(0)	(0)	0	(0)

Weighted average number of shares outstanding
during the period - basic and diluted	7,091,350	7,091,350	7,091,350	7,091,350

See accompanying notes to unaudited financial statements

TRAVEL HUNT HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended January 31, 2008 and 2007 and
for the Period from December 17, 1999 (inception) to January 31, 2008
(Unaudited)

			December 17, 1999
	Six Months Ended January 31,		(Inception) to January 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net Income (Loss)	$(38,148)	$737	$(91,265)
Adjustments to reconcile net loss to net cash used in operations
Impairment charge	-	-	1,234
In-kind contribution	-	3,600	9,801
Amortization expense	-	-	4,691
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	(308)	1,633	-
Accrued interest payable - related party	1,534	242	3,051
Deposits	-	(16,666)	-
Net Cash Used In Operating Activities	(36,922)	(10,454)	(72,488)

Cash Flows From Investing Activities:
Acquisition of website development costs	-	-	(5,925)
Net Cash Used In Investing Activities	-	-	(5,925)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	22,050
Proceeds from notes payable - related party	36,922	-	56,363
Net Cash Provided By Financing Activities	36,922	-	78,413

Net Increase (Decrease) in Cash	-	(10,454)	-

Cash at Beginning of Period	-	48,648	-

Cash at End of Period	$-	$38,194	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

TRAVEL HUNT HOLDINGS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008
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

The accompanying financial statements for 2008 and 2007 are consolidated because Travel Hunt Holdings, Inc. acquired 100% of the outstanding shares of Travel Hunt, Inc. on July 15, 2003. The acquisition was accounted for using the purchase method of accounting for entities under common control. All material inter-company transactions and balances have been eliminated in consolidation and combination.

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

(G) Earnings ( Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of January 31, 2008 and 2007 there were no common share equivalents outstanding.

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

(K) Revenue Recognition

The Company recognizes revenue from internet advertising over the life of the contract. The Company recognizes revenue from the sale of its products and live events when the products are downloaded and the revenue is earned. The Company recognizes revenue from the sale of membership fees over the life of the membership. There have been no revenues recorded for the quarters ending January 31, 2008 and 2007, and for the period from December 17, 1999 (inception) to January 31, 2008.

(L) Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

On December 17, 1999, Travel Hunt Holdings, Inc. issued 6,300,000 shares of common stock to its founder for $9,000 ($0.004 per share).

On July 15, 2003, Travel Hunt, Inc. issued 700,000 shares of common stock to Nancy Reynolds for $1.00 ($0.000004 per share post acquisition).

During 2003, the Company issued 91,350 shares of common stock for $13,050 ($1.43 per share).

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

During September 2004, the Company issued notes payable in the amount of $8,000. The notes payable bear interest at 6%, are unsecured and due December 31, 2008. The original holder has since sold the notes to certain parties as is more fully described in our current report on Form 8-K filed on May 2, 2007.

In addition to the foregoing notes, at January 31, 2008 the Company was indebted to Fountainhead Capital Management Limited, a shareholder holding approximately 83.5% of the Company’s issued and outstanding common shares, in the amount of $48,363. On January 31, 2008, this shareholder payable was exchanged for a convertible promissory note with a principal balance of $48,363. The principal balance and all accrued interest are due and payable on January 31, 2009. The principal balance of the convertible promissory note and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the note shall be cancelled and a replacement note in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

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

In addition to the foregoing notes, at January 31, 2008 the Company was indebted to Fountainhead Capital Management Limited, a shareholder holding approximately 83.5% of the Company’s issued and outstanding common shares, in the amount of $48,363. On January 31, 2008, this shareholder payable was exchanged for a convertible promissory note with a principal balance of $48,363. The principal balance and all accrued interest are due and payable on January 31, 2009. The principal balance of the convertible promissory note and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the note shall be cancelled and a replacement note in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

The Company has entered into an agreement with Geoffrey Alison, its current sole officer and director, to provide certain services until his replacement is named. In consideration of such services, the Company has agreed to pay Mr. Alison $10,000 on the date he ceases to serve in his current capacity.

NOTE 5	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with no revenues, a working capital and stockholders deficit of $59,414 and has recurring losses from inception of $388,214. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations Three-Months Ended January 31, 2008 and January 31, 2007

During the three months ended January 31, 2008, the Company had no revenue and had a net loss of approximately $14,651. The Company incurred operating expenses of approximately $13,784 comprising consulting fees, professional fees and other general and administrative expenses. The Company incurred interest expense of $867 during the three months ended January 31, 2008. During the three months ended January 31, 2007, the Company had no revenue and incurred operating expenses of approximately $5,027 comprising officer compensation, professional fees and other general and administrative expenses. The Company had a net loss of $5,148 in the quarter ended January 31, 2007.

Results of Operations Six-Months Ended January 31, 2008 and January 31, 2007

During the six months ended January 31, 2008, the Company had no revenue and had a net loss of approximately $38,148. The Company incurred operating expenses of approximately $36,614 comprising consulting fees, professional fees and other general and administrative expenses. The Company incurred interest expense of $1,534 during the six months ended January 31, 2008. During the six months ended January 31, 2007, the Company had no revenue and incurred operating expenses of approximately $15,687 comprising officer compensation, professional fees and other general and administrative expenses. The Company had net income of $737 in the six months ended January 31, 2007 resulting from the receipt of $16,666 in transaction fees (non-recurring), partially offset by interest expense of $242.

Capital Resources and Liquidity

As of January 31, 2008, we had $-0- in cash. Our operating expenses are expected to average approximately $6,000 per month for the next 12 months.

We do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to execute our business plan unless we are successful in raising additional capital. We do not currently have any committed sources of external funding.

During September 2004, we issued notes payable to Nancy Reynolds in the amount of $8,000 which bear interest at 6%, are unsecured and due December 31, 2008. Ms. Reynolds has sold the notes to certain parties as is more fully described in our current report on Form 8-K filed on May 2, 2007.

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

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our independent auditor previously advised us that our controls and procedures regarding the manner in which we recorded our accounts payable were deficient. We did not believe that this was a material deficiency, however, our controls and procedures were subsequently changed to address this weakness.

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

None.

Item 5. Other Information.

The Company has entered into an agreement with Geoffrey Alison, its current sole officer and director, to provide certain services until his replacement is named. In consideration of such services, the Company has agreed to pay Mr. Alison $10,000 cash on the date he ceases to serve in his current capacities.

Item 6. Exhibits.

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

TRAVEL HUNT HOLDINGS, INC.
Registrant

Date: March 10, 2008	By:	/s/ Geoffrey Alison
Geoffrey Alison
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer