Form 10-Q
period 2008-03-31
TRAVEL HUNT HOLDINGS INC
filed 2008-05-20
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-108690

TRAVEL HUNT HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0972647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17th Floor, HongJi Building, JinWei Road
HeBei District, Tianjin, China

(Address of principal executive offices, Zip Code)

(86 22) 2626 9216
(Registrant’s telephone number, including area code)

122 Ocean Park Blvd., Suite 307
Santa Monica, CA 90405

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	100,000,000

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRAVEL HUNT HOLDINGS, INC.

UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations and Comprehensive Loss	3
Condensed Consolidated Statements of Cash Flows	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity	5
Notes to Consolidated Financial Statements	6-13

Travel Hunt Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	(Unaudited)	Audited
	March 31,	December 31
	2008	2007
Assets
Plant and equipment in service	9,195,483	$8,970,843
Construction work in progress	3,365,190	3,057,903
	12,560,673	12,028,746
Less - Allowance for depreciation	362,457	322,167
	12,198,216	11,706,579
Current assets
Cash and Bank Deposits	1,992,689	2,311,028
Accounts Receivable	533,041	869,459
Inventories	160,111	373,490
Deposit & Other receivable	448,968	448,186
Total current assets	3,134,809	4,002,163

Intangible assets, net	2,083,822	2,033,152
Total assets	17,416,847	17,741,894

Liabilities and stockholders' equity
Current liabilities
Accounts Payable	1,023,298	1,266,968
Accruals & Other payable-Related	2,118,263	148,010
Accruals & Other payable - Third Party	212,868	2,389,047
Business tax payable	1,275,846	1,242,024
Short-term loan	-	-
Total current liabilities	4,630,275	5,046,049

Commitments and Contingencies

Minority Interest	99,246	97,875

Stockholders' equity
Common stock, 100,000,000 shares authorized and issued,
par value $.001	100,000	100,000
Additional paid in capital	5,767,499	5,619,219
Earned Sunplus	1,952,374	1,903,034
Retained earnings	4,549,309	4,786,707
Other Comprehensive Income	318,144	189,010
Total stockholders' equity	12,687,326	12,597,970

Total liabilities and stockholders' equity	$17,416,847	17,741,894

The accompanying notes are an integral part of these consolidated financial statements

Travel Hunt Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	(Unaudited)
	For the three months periods ended
	March 31,
	2008	2007

Revenue	$101,755	$18,473

Cost of revenue	(75,937)	(14,671)

Operating margin	25,818	3,802

Expenses
Selling, general and administrative	(264,257)	(205,191)

Income from operations	(238,439)	(201,389)

Other income/(loss), net	(124)	(1,271)
Total other expenses	(124)	(1,271)

Loss before taxation	(238,563)	(202,660)

Income tax	—	—

	(238,563)	(202,660)

Minority interest	1,166	2,277

Net loss	$(237,397)	$(200,383)

Income per average share outstanding	$(0.00)	$(0.00)

Average shares outstanding during the period	100,000,000	100,000,000

The accompanying notes are an integral part of these consolidated financial statements

Travel Hunt Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	(Unaudited)
	For the three months periods ended
	March 31,
	2008	2007
Cash flows from operating activities
Net profit	$(237,397)	$(200,383)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	40,290	44,954
Amorization	2,044	2,075
Minority interest	(1,166)	(2,277)
Changes in assets and liabilities:
Accounts receivables	358,960	114,091
Inventory	223,063	369,745
Deposits and other receivables - Third Party	12,201	(740,788)
Accounts payables	(276,517)	38,631
Accrued liabilities and other payables-Third Party	(332,724)	232,759
Business taxes & government suncharge	1,620	(57,355)
Net cash (used in) operating activities	(209,626)	(198,548)

Cash flow from investing activities
Acquisition of assets	(407)	(13,690)
Acquisition of subsidiary		217,628
Acquisition of work in progress	(228,005)	-
Net cash (used in)/provided by investing activities	(228,412)	203,938

Cash flow from financing activities
Cash advanced from directors	59,656	(5,123)
Net cash provided by/(used in) financing activities	59,656	(5,123)

Cummlative Translation Adjustment	60,043	35,029

Cash and cash equivalents:
Net (decrease) increase	(318,339)	35,296
Balance at beginning of period	2,311,028	316,575
Balance at end of period	1,992,689	351,871

Supplemental cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these consolidated financial statements

Travel Hunt Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For Three Months Ended March 31, 2008 (Unaudited) and Year Ended December 31, 2007

				STATUTORY
	NUMBER		ADDITIONAL	SURPLUS		CUMULATIVE	TOTAL
	OF	PAID-IN REGISERED	PAID-IN	RESERVE	RETAINED	TRANSLATON	STOCKHOLDERS'
	SHARES	CAPITAL	CAPITAL	FUND	EARNINGS	ADJUSTMENT	EQUITY
		US$	US$	US$	US$	US$	US$

Balance, December 31, 2005	100	100	5,355,882	233,524	1,569,100	-	7,158,606

Recapitalization upon reverse merger	99,999,900	99,900	(99,900)

Transfer	-	-	-	659,869	(659,869)	-	-

Net income	-	-	-	-	1,934,450	-	1,934,450

Cumulative translation adjustment	-	-	16,035	(36,366)	-	5,339	(14,992)

Balance, December 31, 2006	100,000,000	100,000	5,272,017	857,027	2,843,681	5,339	9,078,064

Transfer	-	-	-	889,863	(889,863)	-	-

Net income	-	-	-	-	2,832,889	-	2,832,889

Cumulative translation adjustment	-	-	347,202	156,144	-	183,671	687,017

Balance, December 31, 2007	100,000,000	100,000	5,619,219	1,903,034	4,786,707	189,010	12,597,970

Net loss for the three months ended March 31, 2008					(237,397)		(237,397)

Transfer				49,340			49,340

Cumulative translation adjustment			148,280			129,134	277,414

Balance, March 31, 2008	100,000,000	100,000	5,767,499	1,952,374	4,549,309	318,144	12,687,326

The accompanying notes are an integral part of these consolidated financial statements

Travel Hunt Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements

1. The Company

Travel Hunt Holdings, Inc. was incorporated under the laws of the State of Florida on December 17, 1999. On July 15, 2003, Travel Hunt Holdings, Inc. acquired all the outstanding shares of Travel Hunt, Inc., an inactive Florida corporation with no assets or liabilities for 700,000 common shares of Travel Hunt Holdings, Inc. The transaction was accounted for as a combination of entities under common control and accordingly we recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated. From and after April 26, 2007, the Company ceased its prior business operations and began exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

On August 29, 2007, our Board of Directors approved a 1 for 10 reverse stock split in connection with the reincorporation of the Company from Florida to Delaware. This reincorporation and reverse stock split was effected on October 11, 2007.

The reincorporation merger agreement provided for the merger of the Company with and into Travel Hunt Holdings, Inc., a Delaware corporation (referred to for purposes of this section as TVLH-Delaware), and resulted in:

· a change of domicile of the Company from the State of Florida to the State of Delaware;

· the right of the Company's shareholders to receive one (1) share of common stock, par value $0.001 per share, of TVLH-Delaware for each ten (10) shares of the Company's common stock, par value $0.001 per share, owned as of the effective time of the reincorporation merger;

· the persons presently serving as the Company's executive officers and directors serving in their same respective positions with TVLH-Delaware;

· the adoption of a new Certificate of Incorporation under the laws of Delaware pursuant to which the Company's authorized capital stock remained 110,000,000 shares of authorized capital stock, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and the adoption of new Bylaws under the laws of the State of Delaware.

We own all of the issued and outstanding capital stock of Willsky Development, a British Virgin Islands company, which in turn owns 99% of the outstanding capital stock of SingOcean. The remaining 1% of SingOcean is owned by Tianjin Nanyang Mechanical and Electrical Equipments Installment Project Co. SingOcean owns 100% of each of Acheng SingOcean and Dashiqiao SingOcean, and 99% of Hunchun SingOcean. The remaining 1% of Hunchun SingOcean is owned by an individual. Aching SingOcean and Dashiqiao SingOcean are divisions of SingOcean and not separate entities. These divisions are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Acheng and Dashiqiao, respectively. Hunchun SingOcean is an equity joint venture and is principally responsible for the construction and operation of the natural gas distribution networks in the City of Hunchun.

Travel Hunt Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements

The following chart reflects our organizational structure as of the date of this report.

We are a vertically integrated natural gas company engaged in the development of natural gas distribution networks, the distribution of natural gas to residential and industrial customers in small and medium sized cities in China and the exploration and recovery of natural gas reserves.

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and domestic consumers in the cities of Dashiqiao, Acheng and Hunchun. Currently, these distribution networks provide natural gas to an aggregate of approximately 45,000 consumers in these cities, and we anticipate that we will be able to extend these distribution networks to serve approximately 160,000 consumers by 2010.

We also own the exclusive rights to develop a coal bed methane, or CBM, reserve near Hunchun, which contains approximately 3.3 billion cubic meters of CBM. We have successfully completed construction of an exploratory well and have begun preparations to construct two wells to provide natural gas to the City of Hunchun. We anticipate that two additional wells will be drilled in the near future to supply natural gas to as many as eight additional nearby cities.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation
The financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

(b) Use of Estimates
In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation. Actual results could differ from those estimates.

(c) Principles of consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year classifications.

Travel Hunt Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements

(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2008 and 2007, the Group did not have any cash equivalents.

(e) Plant and Equipment
Plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

The estimated useful lives are as follows:

Leasehold improvements	3 years
Computer equipment	3 years
Furniture & fixture	5 years
Office equipment	5 years
Exploration equipment	5 years
Motor vehicle	5 years
Gas transportation vehicle	5 years
Gas station	40 years and 50 years
Underground gas pipeline	40 years and 50 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

(f) Intangible Assets
Intangible assets consist of gas well exploration right in Hunchun and land use right in both Daishiquiao City and Acheng City. The gas well exploration right is amortized using the straight-line method over their estimated useful life of 50 years.

According to Chinese rules, land belongs to the nation. Land use right refers to the purchase of the legal right to use land from the government. The term of the land use right is 50 years. The land use right is amortized using the straight-line method over their estimated useful life 50 years.

(g) Inventories
Inventories consist of IC card, gas meter, PE valves and natural gas and are valued at the lower of cost or market value using weighted average cost method of accounting.

(h) Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, In accordance with Statement of Financial Accounting Standards No. 142 or SFAS No. 142, “Goodwill” and Other Intangible Assets”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test fair value is generally determined using a discounted cash flow analysis.

(i) Impairment of Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2008 and 2007, no impairment loss has been recognized.

Travel Hunt Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements

(j) Income Taxes
The Group accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Revenue Recognition
Natural gas revenues are recorded based on the amount of product delivered to customers through its pipeline and checked by its gas meter.

Construction revenues are recognized upon the completion of the installation of gas pipeline jobs by the contractor, the installation is checked and accepted by the Company’s technical staff and accepted by the customer.

(l) Foreign Currency Transactions
The Group functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the years ended March 31, 2008 and 2007.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(m) Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans approximate fair value as the interest on these loans is minimal.

(n) Earnings Per Share
Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

(o) Accumulated Other Comprehensive Income
Accumulated other comprehensive income represents the change in equity of the Group during the periods presented from foreign currency translation adjustments.

Travel Hunt Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements

(p) Profit Appropriation
In accordance with PRC regulations, the Company is required to make appropriations to the statutory surplus reserve, based on after-tax net income determined in accordance with PRC GAAP. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Statutory surplus reserve is non-distributable other than in liquidation.

(q) Stock-Based Compensation
In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

Effective January 1, 2006, we have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

(r) Seasonality

Our pipeline distribution networks are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are unable to construct primary gas pipelines. However, if a primary pipeline is already in place, we are able to connect new customers to our distribution network during the winter months.

Additionally, gas consumption by residential customers is higher in the winter months for heating purposes, and we see a corresponding increase in usage fees during that time.

(s) New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

Travel Hunt Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” and is effective for fiscal years beginning after December 5, 2008. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial position, cash flows, and results of operations. We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

3. Reverse Merger

On March 28, 2008, we completed a reverse acquisition transaction with Willsky Development whereby we issued to the shareholders of Willsky Development 94,908,650 shares of our common stock in exchange for all of the issued and outstanding capital stock of Willsky Development. Willsky Development thereby became our wholly owned subsidiary and the former shareholders of Willsky Development became our controlling stockholders.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Willsky Development as the acquirer and Travel Hunt Holdings, Inc. as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Willsky Development on a consolidated basis unless the context suggests otherwise.

In connection with consummation of the transactions contemplated by the Share Exchange Agreement, we issued Warrants for the purchase of a number of shares of our common stock equal to an aggregate of two percent (2%) of our issued and outstanding common stock as of immediately after the closing of our next private placement transaction in which we receive gross proceeds of at least $8,000,000 million. If no such private placement transaction has been consummated on or before September 30, 2008, then the Warrants shall become exercisable for an aggregate total of 3,500,000 shares of our common stock. The term of the Warrants is 5 years and each has an exercise price equal to 150% of the purchase price per share paid by the investors in such private placement transaction, provided that (i) if securities other than the shares of common stock are issued in such private placement transaction, then the exercise price shall be 150% of the price attributable to a share of common stock at the valuation attributable to us in the transaction on “post-money” basis, and (ii) if such private placement transaction is not consummated on or before September 30, 2008, then the exercise price per share of Common Stock shall be 150% of the price attributable to a share of our common stock at a valuation attributable to us of $15,000,000."

Travel Hunt Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements

4. Retirement and Welfare Benefits

The Group has no retirement plans or post-employment benefit for its employees.

5. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Financial instruments that potentially subject the Group to a concentration of credit risk consist of cash and accounts receivable.

The Company does not require collateral to support financial instruments that are subject to credit risk.

6. Commitments and Contingencies

The Company is obligated to provide uninterrupted piped gas to connected users and to ensure the safety in the process of piped gas operation. The volume of gas to be supplied by the Company will grow with the increase of gas users. The Company has selected three qualified gas resource suppliers to ensure the stable operation to meet its’ obligation.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results.

However, litigation is subject to inherent uncertainities, and an adverse result in these or other matters may arise from time to time that may harm our business.

7. Operational Rights and Right to Supply and Operate Gas Pipeline

The Company has signed the “Investment Agreement of Piped Gas Project Construction in Dashiqiao” which states that the Company is in charge of operations and management of the piped gas project in Dashiqiao. On June 16, 2005, the Dashiqiao City Construction Bureau gave the Company a certificate which confirmed that the Company has exclusive operational rights for thirty years in Dashiqiaocity.

The Company has signed an agreement which states that the Company has the exclusive right to supply natural gas and to operate the gas pipeline system in Hunchun for fifty years.

The Company has signed an “Investment Agreement of Pipes Gas Project Construction in Acheng” which states that the Company has the exclusive right to invest in and operate gas pipeline system in Acheng for thirty years.

Travel Hunt Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements

8. Environmental Matters

The Company does not anticipate any material future cash requirements relating to environmental issues. If circumstances change the Company will record the estimated charges to return sites to their original condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2008, as amended on April 11, 2008, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

“Travel Hunt,” “the Company,” “we,” “us,” or “our” refer to the combined business of all of the entities that form our consolidated business enterprise;

“China,” “Chinese” and “PRC” refer to the People’s Republic of China;

“BVI” refer to the British Virgin Islands;

“SEC” refer to the United States Securities and Exchange Commission;

“Securities Act” refer to the Securities Act of 1933, as amended;

“Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

“RMB” refer to Renminbi, the legal currency of China; and

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

Acquisition of SingOcean

On March 28, 2008, we completed a reverse acquisition transaction with Willsky Development whereby we issued to the shareholders of Willsky Development 94,908,650 shares of our common stock in exchange for all of the issued and outstanding capital stock of Willsky Development. Willsky Development thereby became our wholly owned subsidiary and the former shareholders of Willsky Development became our controlling stockholders. For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Willsky Development as the acquirer and Travel Hunt Holdings, Inc. as the acquired party.

Overview of Our Business

We are a vertically integrated natural gas company engaged in the development of natural gas distribution networks, the distribution of natural gas to residential and industrial customers in small and medium sized cities in China and the exploration and recovery of natural gas reserves.

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and domestic consumers in the cities of Dashiqiao, Acheng and Hunchun. Currently, these distribution networks provide natural gas to an aggregate of approximately 45,000 consumers in these cities, and we anticipate that we will be able to extend these distribution networks to serve approximately 160,000 consumers by 2010.

We also own the exclusive rights to develop a coal bed methane, or CBM, reserve near Hunchun, which contains approximately 3.3 billion cubic meters of CBM. We have successfully completed construction of an exploratory well and have begun preparations to construct two wells to provide natural gas to the City of Hunchun. We anticipate that two additional wells will be drilled in the near future to supply natural gas to as many as eight additional nearby cities.

Our Current Organizational Structure

We own all of the issued and outstanding capital stock of Willsky Development, a British Virgin Islands company, which in turn owns 99% of the outstanding capital stock of SingOcean. The remaining 1% of SingOcean is owned by Tianjin Nanyang Mechanical and Electrical Equipments Installment Project Co. SingOcean owns 100% of each of Acheng SingOcean and Dashiqiao SingOcean, and 99% of Hunchun SingOcean. The remaining 1% of Hunchun SingOcean is owned by an individual. Aching SingOcean and Dashiqiao SingOcean are divisions of SingOcean and not separate entities. These divisions are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Acheng and Dashiqiao, respectively. Hunchun SingOcean is an equity joint venture and is principally responsible for the construction and operation of the natural gas distribution networks in the City of Hunchun.

The following chart reflects our organizational structure as of the date of this report.

First Quarter Financial Performance Highlights

We continued to experience increased demand for our products and services during the first fiscal quarter of 2008 and growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2008:

•	Revenues: Our revenues were $0.1 million for the first quarter of 2008, an increase of 451% from the same quarter of last year.

•	Gross Margin: Gross margin was 25.4% for the first quarter of 2008, as compared to 20.6% for the same period in 2007.

•	Operating Expenses: Operating expenses was $0.26 million for the first quarter of 2008, an increase from $0.06 million of the same period last year.

•	Net Loss: Net loss was $0.24 million for the first quarter of 2008, an increase of 18.5 % from the same period of last year.

•	Fully diluted loss per common share was $0.00237 for the first quarter of 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table summarizes the results of our operations during the three-month periods ended March 31, 2008 and ended March 31, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2008.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Percentage Change (Decrease)

Revenues	101.76	18.47	450%
Cost of sales	75.94	14.67	407%

Gross Profit	25.82	3.80	579%

Selling, general and administrative expenses	264.26	205.19	28.8%

Operating Income (Expenses)	(238.44)	(201.39)	(18.4)%

Other Income and (Expenses)
Minority interest	1.17	2.28	(48.7)%
Other income (expense)	(0.12)	(1.27)	90.6%

Income (loss) before income taxes	(238.56)	(202.66)	(17.7)%

Income taxes	-	-	-

Net income (loss)	(237.40)	(200.38)	(18.5)%

Revenues. Revenues increased $0.082 million, or 450% to $0.1 million for the three months ended March 31, 2008 from $0.018 million for the same period in 2007. Our revenues are primarily derived from sales of natural gas. This increase was mainly attributable to an increase in our customer base.

Cost of Goods Sold Our cost of goods sold increased $61,266, or 407%, to $75,937 for the three months ended March 31, 2008 from $14,671 during the same period in 2007. This increase was mainly due to an increase in our customer base. As a percentage of revenues, the cost of goods sold decreased to 74.6% during the three moths ended March 31, 2008 from 79.4% in the same period in 2007, which was mainly attributable to the change in our gas purchasing price.

Gross Profit Our gross profit increased $22,016, or 579%, to $25,818 for the three months ended March 31, 2008 from $3,802 during the same period in 2007. Gross profit as a percentage of revenues was 25.4% for the three months ended March 31, 2008, an increase of 4.8% from 20.6% during the same period in 2007. Such percentage increase was mainly due to the change in our gas purchasing price.

Selling Expenses. Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees decreased $4,489, or 9.5%, to $42,758 for the three months ended March 31, 2008 from $47,2471 during the same period in 2007. As a percentage of revenues, selling expenses decreased to 42% for the three months ended March 31, 2008 from 258% for the same period in 2007. Such dollar decrease of selling expenses was mainly attributable to the elimination of certain unnecessary fees.

Administrative Expenses Our administrative expenses were $221,499 (218% of total sales) and $157,944 (855% of total sales) for the three months ended March 31, 2008 and 2007, respectively. This percentage decrease is a result of a reduction in personnel.

Income Taxes. Our subsidiaries SingOcean, Acheng SingOcean, Hunchun SingOcean and Dashiquio SingOcean are subject to enterprise income tax, or EIT, at a rate of 33.0% of assessable profits, sales tax at a rate of 3% on connection revenue and sales tax at a rate of 4% on gas sales revenue.

Net Income. Net income decreased $37,014, or 18.5% to $-237,397 for the three months ended March 31, 2008 from $-200,383 for the same period of 2007, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $1.99 million and restricted cash of approximately $0. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	(0.21)	(0.2)
Net cash provided by (used in) investing activities	(0.23)	0.2
Net cash provided by (used in) financing activities	0.06	(0.005)
Net cash flow	(0.32)	0.035

Operating Activities

Net cash used in operating activities was approximately $0.21 million for the three-month period ended March 31, 2008, which is an increase of approximately $0.01 million from approximately $0.2 million net cash used in operating activities for the same period of 2007. The increase of the cash used in operating activities was mainly attributable to and increase of accounts payables.

Investing Activities

Our main uses of cash for investing activities are for constructing gas pipelines and distribution stations.

Net cash used in investing activities for the three-month period ended March 31, 2008 was approximately $0.23 million, which is an decrease of approximately $0.43 million from net cash used in investing activities of approximately $0.2 million for the same period of 2007 due to cash used in pipelines investment in 2008.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2008 was approximately $0.06 million, which is an increase of approximately $0.065 million from approximately $0.005 million net cash used in financing activities during the same period of 2007. The increase of the cash provided by financing activities was mainly attributable to an increase in cash paid to directors in the first quarter in 2008.

As of March 31, 2008, there was no bank loan outstanding.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our pipeline distribution networks are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are unable to construct primary gas pipelines. However, if a primary pipeline is already in place, we are able to connect new customers to our distribution network during the winter months.

Additionally, gas consumption by residential customers is higher in the winter months for heating purposes, and we see a corresponding increase in usage fees during that time.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Plant and Equipment
Plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized.

The estimated useful lives are as follows:

Leasehold improvements	3 years
Computer equipment	3 years
Furniture & fixture	5 years
Office equipment	5 years
Exploration equipment	5 years
Motor vehicle	5 years
Gas transportation vehicle	5 years
Gas station	40 years and 50 years
Underground gas pipeline	40 years and 50 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

Intangible Assets
Intangible assets consist of gas well exploration right in Hunchun and land use right in both Daishiquiao City and Acheng City. The gas well exploration right is amortized using the straight-line method over their estimated useful life of 50 years.

According to Chinese rules, land belongs to the nation. Land use right refers to the purchase of the legal right to use land from the government. The term of the land use right is 50 years. The land use right is amortized using the straight-line method over their estimated useful life 50 years.

Inventories
Inventories consist of IC card, gas meter, PE valves and natural gas and are valued at the lower of cost or market value using weighted average cost method of accounting.

Impairment of Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2008 and 2007, no impairment loss has been recognized.

Revenue Recognition
Natural gas revenues are recorded based on the amount of product delivered to customers through its pipeline and checked by its gas meter.

Construction revenues are recognized upon the completion of the installation of gas pipeline jobs by the contractor, the installation is checked and accepted by the Company’s technical staff and accepted by the customer.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiaji Shang, our Chief Executive Officer and Ms. Xiaoling Li, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Shang and Ms. Li concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 28, 2008, we issued 94,908,650 shares of our common stock to shareholders of Willsky Development. The total consideration for these shares of our common stock was 100 shares of Willsky Development, which is all the issued and outstanding capital stock of Willsky Development. We did not receive any cash consideration in connection with the share exchange. The number of our shares issued to the shareholders of Willsky Development was determined based on an arms-length negotiation. The issuance of our shares to these individuals was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and regulation D promulgated thereunder.

On March 28, 2008, we granted Warrants to each of Fountainhead and La Pergola for the purchase of a number of shares of our common stock equal to an aggregate of two percent (2%) of our issued and outstanding common stock as of immediately after the closing of our next private placement transaction in which we receive gross proceeds of at least $8,000,000 million. If no such private placement transaction has been consummated on or before September 30, 2008, then the Warrants shall become exercisable by Fountainhead and La Pergola for an aggregate total of 3,500,000 shares of our common stock. The term of the Warrants is 5 years and each has an exercise price equal to 150% of the purchase price per share paid by the investors in such private placement transaction, provided that (i) if securities other than the shares of common stock are issued in such private placement transaction, then the exercise price shall be 150% of the price attributable to a share of common stock at the valuation attributable us in the transaction on “post money” basis, and (ii) if such private placement transaction is not consummated on or before September 30, 2008, then the exercise price per share of Common Stock shall be $6.43 The issuance the Warrants was made in reliance upon exemptions provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008

TRAVEL HUNT HOLDINGS, INC.

By:	/s/ Jiaji Shang
Jiaji Shang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoling Li
Xiaoling Li
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.