Form 10-Q
period 2008-06-30
China New Energy Group CO
filed 2008-08-14
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-108690

CHINA NEW ENERGY GROUP COMPANY
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August __, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	100,000,041

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NEW ENERGY GROUP COMPANY

UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

TABLE OF CONTENTS

Page

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations and Comprehensive Loss	3

Condensed Consolidated Statements of Cash Flows	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity	5

Notes to Consolidated Financial Statements	6-13

China New Energy Group Company
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Plant and equipment
Plant in service	$9,602,656	$8,970,843
Construction work in progress	4,041,542	3,057,903
	13,644,198	12,028,746
Less - Allowance for depreciation	445,523	322,167
	13,198,675	11,706,579
Current assets
Cash and Bank Deposits	1,285,093	2,311,028
Accounts Receivable	1,262,807	869,459
Inventories	186,572	373,490
Deposit & Other receivable	451,876	448,186
Total current assets	3,186,348	4,002,163

Intangible assets, net	2,167,853	2,033,152
Total assets	18,552,876	17,741,894

Liabilities and stockholders' equity
Current liabilities
Accounts Payable	1,616,394	1,266,968
Accruals & Other payable-Related	406,905	148,010
Accruals & Other payable - Third Party	1,587,184	2,389,047
Accrued derivative liability	910,000	-
Business tax payable	460,049	1,242,024
Short-term loan	660,000	-
Total current liabilities	5,640,532	5,046,049

Commitments and Contingencies

Minority Interest	113,832	97,875

Stockholders' equity
Common stock, 100,000,041 shares authorized and issued,par value $.001	100,000	100,000
Additional paid in capital	5,350,097	5,619,219
Earned Sunplus	2,418,477	1,903,034
Retained earnings	4,400,639	4,786,707
Other Comprehensive Income	529,299	189,010
Total stockholders' equity	12,798,512	12,597,970

Total liabilities and stockholders' equity	$18,552,876	$17,741,894

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Condensed Consolidated Statements of Operations and Comprehensive Loss

	(Unaudited)		(Unaudited)
	For the three months periods ended		For the six months periods ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$2,340,880	$1,583,003	2,442,635	$1,601,476

Cost of revenue	(600,033)	(384,592)	(675,970)	(399,263)

Operating margin	1,740,847	1,198,411	1,766,665	1,202,213

Expenses
Selling, general and administrative	(235,185)	(63,241)	(499,442)	(268,432)

Income from operations	1,505,662	1,135,170	1,267,223	933,781

Change in derivative liability	(910,000)	-	(910,000)	-
Other income/(loss), net	9,063	7,590	8,939	6,319
Total other expenses	(900,937)	7,590	(901,061)	6,319

Income before income tax	604,725	1,142,760	366,162	940,100

Income tax	(391,276)	(312,486)	(391,276)	(312,486)

	213,449	830,274	(25,114)	627,614

Minority interest	(10,434)	(7,802)	(9,268)	(5,525)

Net income/(loss)	$203,015	$822,472	(34,382)	$622,089

Income (loss) per average share outstanding	$0.00203	$0.00822	(0.00034)	$0.00622

Average shares outstanding during the period	100,000,041	100,000,041	100,000,041	100,000,041

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	For the six months periods ended
	June 30,
	2008	2007
Cash flows from operating activities
Net (loss)/profit	$(34,382)	$622,089

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	83,066	83,068
Amorization	4,257	3,824
Change in derivative liability	910,000	-
Minority interest	15,957	5,525
Changes in assets and liabilities:
Accounts receivables	(393,348)	183,234
Inventory	186,918	314,755
Deposits and other receivables - Third Party	3,141	(141,061)
Accounts payables	349,426	394,953
Accrued liabilities and other payables-Third Party	(801,863)	(144,516)
Business taxes & government suncharge	(781,975)	(648,862)
Net cash (used in)/provided by operating activities	(458,803)	673,009

Cash flow from investing activities
Acquisition of assets	(424)	(12,305)
Acquisition of work in progress	(1,466,903)	(333,502)
Increase in short-term loan	660,000	-
Net cash (used in) investing activities	(807,327)	(345,807)

Cash flow from financing activities
Cash advanced from directors/shareholders	252,064	37,678
Net cash provided by financing activities	252,064	37,678

Cummlative Translation Adjustment	(11,869)	133

Cash and cash equivalents:
Net (decrease) increase	(1,025,935)	365,013
Balance at beginning of period	2,311,028	316,575
Balance at end of period	1,285,093	681,588

Supplemental cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For Three Months Ended March 31, 2008 (Unaudited) and Year Ended December 31, 2007

				STATUTORY
	NUMBER OF	PAID-IN REGISERED	ADDITIONAL PAID-IN	SURPLUS RESERVE	RETAINED	CUMULATIVE TRANSLATON	TOTAL STOCKHOLDERS'
	SHARES	CAPITAL	CAPITAL	FUND	EARNINGS	ADJUSTMENT	EQUITY
		US$	US$	US$	US$	US$	US$

Balance, December 31,2005	100	$100	$5,355,882	$233,524	$1,569,100	$-	$7,158,606

Recapitalization upon reverse merger	99,999,941	99,900	(99,900)

Transfer	-	-	-	659,869	(659,869)	-	-

Net income	-	-	-	-	1,934,450	-	1,934,450

Cumulative translation adjustment	-	-	16,035	(36,366)	-	5,339	(14,992)

Balance, December 31,2006	100,000,041	100,000	5,272,017	857,027	2,843,681	5,339	9,078,064

Transfer	-	-	-	889,863	(889,863)	-	-

Net income	-	-	-	-	2,832,889	-	2,832,889

Cumulative translation adjustment	-	-	347,202	156,144	-	183,671	687,017

Balance, December 31,2007	100,000,041	100,000	5,619,219	1,903,034	4,786,707	189,010	12,597,970

Net profit for the six months ended June 30, 2008	-	-	-	-	(34,382)	-	(34,382)

Transfer	-	-	-	351,686	-351,686	-	-

Cumulative translation adjustment	-	-	(269,122)	163,757	-	340,289	234,924

Balance, June 30, 2008	100,000,041	$100,000	$5,350,097	$2,418,477	$4,400,639	$529,299	$12,798,512

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Notes to the Condensed Consolidated Financial Statements

1. The Company

China New Energy Group Company, formerly Travel Hunt Holdings, Inc., or the Company, was incorporated under the laws of the State of Florida on December 17, 1999. On July 15, 2003, the Company acquired all the outstanding shares of the Company’s common stock, an inactive Florida corporation with no assets or liabilities for 700,000 common shares of Travel Hunt Holdings, Inc. The transaction was accounted for as a combination of entities under common control and accordingly we recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated. From and after April 26, 2007, the Company ceased its prior business operations and began exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

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

On March 28, 2008, the Company completed a shares exchange transaction with the stockholders of Willsky Development, Ltd., a British Virgin Islands corporation, or Willsky Development, and thereby acquired all of the issued and outstanding capital stock of Willsky Development which in turn owns 99% of the outstanding capital stock of Tianjin SingOcean Public Utility Development Co., Ltd., or SingOcean. The remaining 1% of SingOcean is owned by Tianjin Nanyang Mechanical and Electrical Equipments Installment Project Co. SingOcean owns 100% of each of Acheng SingOcean and Dashiqiao SingOcean, and 99% of Hunchun SingOcean. The remaining 1% of Hunchun SingOcean is owned by an individual. Aching SingOcean and Dashiqiao SingOcean are divisions of SingOcean and not separate entities. These divisions are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Acheng and Dashiqiao, respectively. Hunchun SingOcean is an equity joint venture and is principally responsible for the construction and operation of the natural gas distribution networks in the City of Hunchun.

On May 27, 2008, the Company changed its name to China New Energy Group Company.

China New Energy Group Company
Notes to the Condensed Consolidated Financial Statements

The following chart reflects the Company’s organizational structure as of the date of this report.

The Company is a vertically integrated natural gas company engaged in the development of natural gas distribution networks, the distribution of natural gas to residential and industrial customers in small and medium sized cities in China and the exploration and recovery of natural gas reserves.

The Company currently owns the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and domestic consumers in the cities of Dashiqiao, Acheng and Hunchun. Currently, these distribution networks provide natural gas to an aggregate of approximately 45,000 consumers in these cities, and we anticipate that we will be able to extend these distribution networks to serve approximately 160,000 consumers by 2010.

The Company also owns the exclusive rights to develop a coal bed methane, or CBM, reserve near Hunchun, which contains approximately 3.3 billion cubic meters of CBM. We have successfully completed construction of an exploratory well and have begun preparations to construct two wells to provide natural gas to the City of Hunchun. We anticipate that two additional wells will be drilled in the near future to supply natural gas to as many as eight additional nearby cities.

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

China New Energy Group Company
Notes to the Condensed Consolidated Financial Statements

(c) Principles of consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year classifications.

(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2008 and 2007, the Group did not have any cash equivalents.

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

China New Energy Group Company
Notes to the Condensed Consolidated Financial Statements
(i) Impairment of Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of June 30, 2008 and 2007, no impairment loss has been recognized.

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

(l) Foreign Currency Transactions
The Group functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the period ended June 30, 2008 and 2007.

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

China New Energy Group Company
Notes to the Condensed Consolidated Financial Statements

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

China New Energy Group Company
Notes to the Condensed Consolidated Financial Statements

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

In connection with consummation of the transactions contemplated by the Share Exchange Agreement, we issued Warrants for the purchase of a number of shares of our common stock equal to an aggregate of two percent (2%) of our issued and outstanding common stock as of immediately after the closing of our next private placement transaction in which we receive gross proceeds of at least $8,000,000 million. If no such private placement transaction has been consummated on or before September 30, 2008, then the Warrants shall become exercisable for an aggregate total of 3,500,000 shares of our common stock. The term of the Warrants is 5 years and each has an exercise price equal to 150% of the purchase price per share paid by the investors in such private placement transaction, provided that (i) if securities other than the shares of common stock are issued in such private placement transaction, then the exercise price shall be 150% of the price attributable to a share of common stock at the valuation attributable to us in the transaction on “post-money” basis, and (ii) if such private placement transaction is not consummated on or before September 30, 2008, then the exercise price per share of Common Stock shall be 150% of the price attributable to a share of our common stock at a valuation attributable to us of $15,000,000.

China New Energy Group Company
Notes to the Condensed Consolidated Financial Statements

The fair value of the share purchase warrants issued on March 28, 2008, was in the amount of $910,000, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	4.00%
Expected Volatility	00.00%
Expected Option Life (in years average)	5.00

The fair value amount is included on the balance sheet as accrued derivative liability in the amount of $910,000 with a like amount included as other expense on the statement of operations.

The Company also issued Promissory Notes in the aggregate principal amount of $660,000 bearing interest at the rate of 2.5% per annum. The principal and accrued interest is payable on September 30, 2008, except that the Notes will accelerate and become payable upon the consummation of a private placement transaction in which the Company sells or issues shares of common stock in which gross proceeds are $1,000,000 or more. If the principal and accrued interest is not paid in full at maturity or upon the acceleration described above, or upon an event of default, the notes will become convertible into shares totaling 15% of then outstanding common stock. Management has not recorded the beneficial conversion feature of this convertible note since it intends to pay the Notes in cash as they become due.

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

China New Energy Group Company
Notes to the Condensed Consolidated Financial Statements

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

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2008, as amended on April 11, 2008 and June 26, 2008, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

“China New Energy,” “the Company,” “we,” “us,” or “our” refer to the combined business of all of the entities that form our consolidated business enterprise;

“Willsky Development” refer to Willsky Development, Ltd.

“SingOcean” refer to Tianjin SingOcean Public Utility Development Co., Ltd.;

“Hunchun SingOcean” refer to Hunchun SingOcean Ocean Energy Co., Ltd.;

“Acheng SingOcean” refer to Tianjin Sing Ocean Public Utility Development Co., Ltd. - Acheng Division;

  “Dashiquio SingOcean” refer to Tianjin Sing Ocean Public Utility Development Co., Ltd. - Dashiquio Division;

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

Acquisition of SingOcean

On March 28, 2008, we completed a reverse acquisition transaction with Willsky Development whereby we issued to the shareholders of Willsky Development 94,908,650 shares of our common stock in exchange for all of the issued and outstanding capital stock of Willsky Development. Willsky Development thereby became our wholly owned subsidiary and the former shareholders of Willsky Development became our controlling stockholders. For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Willsky Development as the acquirer and Travel Hunt Holdings, Inc. as the acquired party. On May 27, 2008, we changed our name from Travel Hunt Holdings, Inc. to China New Energy Group Company.

Overview of Our Business

We are a vertically integrated natural gas company engaged in the development of natural gas distribution networks, the distribution of natural gas to residential and industrial customers in small and medium sized cities in China and the exploration and recovery of natural gas reserves.

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and domestic consumers in the cities of Dashiqiao, Acheng and Hunchun. Currently, these distribution networks provide natural gas to an aggregate of approximately 45,000 consumers in these cities, and we anticipate that we will be able to extend these distribution networks to connect approximately 53,000 consumers in these cities.

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

Our Current Organizational Structure

We own all of the issued and outstanding capital stock of Willsky Development, which in turn owns 99% of the outstanding capital stock of SingOcean. The remaining 1% of SingOcean is owned by Tianjin Nanyang Mechanical and Electrical Equipments Installment Project Co. SingOcean owns 100% of each of Acheng SingOcean and Dashiqiao SingOcean, and 99% of Hunchun SingOcean. The remaining 1% of Hunchun SingOcean is owned by an individual. Aching SingOcean and Dashiqiao SingOcean are divisions of SingOcean and not separate entities. These divisions are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Acheng and Dashiqiao, respectively. Hunchun SingOcean is an equity joint venture and is principally responsible for the construction and operation of the natural gas distribution networks in the City of Hunchun.

The following chart reflects our organizational structure as of the date of this report.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2008 and growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2008:

•	Revenues: Our revenues were $2,340,880 for the second quarter of 2008, an increase of 47.9% from the same quarter of last year.

•	Gross Margin: Gross margin was 74.4% for the second quarter of 2008, as compared to 75.8% for the same period in 2007.

•	Operating Expenses: Operating expenses were $235,185 for the second quarter of 2008, an increase from $171,944 of the same period last year.

•	Net Income: Net income was $203,015 for the second quarter of 2008, a decrease of 75.3% from the same period of last year.

•	Fully diluted income per common share was $0.00203 for the second quarter of 2008.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and ended June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008.

All amounts in thousands of U.S. dollars, except percentages

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Percentage Change (Decrease)
Revenues	$2,443	$1,601	52.6%
Cost of revenue	$676	$399	69.4%

Gross Profit	$1,767	$1,202	47%

Selling, general and administrative expenses	$499	$268	86.2%

Operating Income (Expenses)	$1,268	$934	35.8%

Other Income and (Expenses)
Minority interest	$(9)	$(6)	50%
Other income (expense)	$(902)	$6	15,017%

Income (loss) before income taxes	$357	$934	(61.1)%

Income taxes	$391	$312	25.3%

Net income (loss)	$(34)	$622	-

Revenues. Revenues are derived primarily from connection fees and sales of natural gas. Revenues increased $842,000, or 52.6% to $2.44 million for the six months ended June 30, 2008 from $1.60 million for the same period in 2007. This increase was mainly attributable to an increase in our customer base.

Cost of Sales. Cost of sales consist primarily of the purchase of natural gas from our suppliers. Our cost of sales increased $277,000, or 69.4%, to $676,000 for the six months ended June 30, 2008 from $399,000 during the same period in 2007. As a percentage of revenues, the cost of sales increased to 27.7% during the six moths ended June 30, 2008 from 24.9% in the same period in 2007, which was mainly attributable to an increase in our customer base as well as an increase in our purchasing price of natural gas.

Gross Profit. Our gross profit increased $565,000, or 47%, to $1.767 million for the six months ended June 30, 2008 from $1.202 million during the same period in 2007. Gross profit as a percentage of revenues was 72.3% for the six months ended June 30, 2008, a decrease of 2.8% from 75.1% during the same period in 2007. Such percentage decrease was mainly due to an increase in our purchasing price of natural gas.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees increased $231,000, or 86.2%, to $499,000 for the six months ended June 30, 2008 from $268,000 during the same period in 2007. As a percentage of revenues, selling expenses increased to 20.4% for the six months ended June 30, 2008 from 16.7% for the same period in 2007. Such dollar increase of selling, general and administrative expenses was mainly attributable to an increase in our operations since June 30, 2007.

Income Taxes. Our subsidiaries SingOcean, Acheng SingOcean, Hunchun SingOcean and Dashiqiao SingOcean are subject to enterprise income tax, or EIT, at a rate of 25% and 33.0% of assessable profits for the six months ended June 30, 2008 amd 2007, respectively, sales tax at a rate of 3% on connection revenue and sales tax at a rate of 4% on gas sales revenue.

Net Income. Net income decreased $656,000 to a net loss of $34,000 for the six months ended June 30, 2008 from a net income of $622,000 for the same period of 2007, as a result of the factors described above as well as a derivative liability in the amount of $910,000 incurred during the second quarter of 2008 in connection with our reverse acquisition of Willsky Development.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes the results of our operations during the three-month periods ended June 30, 2008 and ended June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2007 to the three-month period ended June 30, 2008.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Percentage Change (Decrease)
Revenues	$2,341	$1,583	47.9%
Cost of sales	$600	$385	55.8%

Gross Profit	$1,741	$1,198	45.3%

Selling, general and administrative expenses	$235	$63	373%

Operating Income (Expenses)	$1,506	$1,135	32.7%

Other Income and (Expenses)
Minority interest	$(10)	$(8)	25%
Other income (expense)	$(902)	$7	12,625%

Income (loss) before income taxes	$594	$1,134	(47.1)%

Income taxes	$391	$312	25.3%

Net income (loss)	$203	$822	(75.3)%

Revenues. Revenues are derived primarily from connection fees and sales of natural gas. Revenues increased $758,000, or 47.9% to $2.341 million for the three months ended June 30, 2008 from $1.583 million for the same period in 2007. This increase was mainly attributable to an increase in our customer base.

Cost of Sales. Cost of sales consists primarily of the purchase of natural gas from our suppliers. Our cost of sales increased $215,000, or 56.1%, to $600,000 for the three months ended June 30, 2008 from $385,000 during the same period in 2007. As a percentage of revenues, the cost of sales increased to 25.6% during the three moths ended June 30, 2008 from 24.3% in the same period in 2007, which was mainly attributable to an increase in our customer base as well as an increase in our purchasing price of natural gas.

Gross Profit Our gross profit increased $543,000, or 45.3%, to $1.741 million for the three months ended June 30, 2008 from $1.198 million during the same period in 2007. Gross profit as a percentage of revenues was 74.4% for the three months ended June 30, 2008, a decrease of 1.3% from 75.7% during the same period in 2007. Such percentage increase was mainly due to the change in our gas purchasing price.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees increased $172,000, or 272%, to $235,000 for the three months ended June 30, 2008 from $63,000 during the same period in 2007. As a percentage of revenues, selling expenses increased to 10% for the three months ended June 30, 2008 from 4% for the same period in 2007. Such increase of selling, general and administrative expenses was mainly attributable to an increase in our operations since June 30, 2007.

Income Taxes. Our subsidiaries SingOcean, Acheng SingOcean, Hunchun SingOcean and Dashiqiao SingOcean are subject to enterprise income tax, or EIT, at a rate of 25% and 33.0% of assessable profits for the three months ended June 30, 2008 and 2007, respectively, sales tax at a rate of 3% on connection revenue and sales tax at a rate of 4% on gas sales revenue.

Net Income. Net income decreased $619,000, or 75.3% to $203,000 for the three months ended June 30, 2008 from $822,000 for the same period of 2007, as a result of the factors described above as well as a derivative liability in the amount of $910,000 incurred during the second quarter of 2008 in connection with our reverse acquisition of Willsky Development, Ltd.

Liquidity and Capital Resources

General

As of June 30, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $1.29 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$(459)	$673
Net cash provided by (used in) investing activities	$(807)	$(346)
Net cash provided by (used in) financing activities	$252	$38
Calculative translation adjustment	$12	$0.1
Net cash flow	$(1,026)	$365

Operating Activities

Net cash used in operating activities was approximately $459,000 for the six-month period ended June 30, 2008, which is a difference of approximately $1.132 million from approximately $673,000 net cash provided by operating activities for the same period of 2007. The increase of the cash used in operating activities was mainly attributable to an increase in accrued liabilities as well as a decrease in our accounts receivable, and an increase in derivative liability of $910,000 as the fair value of warrants issued in connection with our reverse acquisition transaction with Willsky Development described above.

Investing Activities

Our main uses of cash for investing activities are for constructing gas pipelines and distribution stations.

Net cash used in investing activities for the six-month period ended June 30, 2008 was approximately $807,000, which is an increase of approximately $461,000 from net cash used in investing activities of approximately $346,000 for the same period of 2007 due to cash used in pipelines investment in 2008.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2008 was approximately $252,000, which is an increase of approximately $214,000 from approximately $38,000 net cash provided by financing activities during the same period of 2007. The increase of the cash provided by financing activities was mainly attributable to an increase in cash advanced from directors and shareholders in 2008.

As of June 30, 2008, there were no bank loans outstanding.

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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of June 30, 2008 and 2007, no impairment loss has been recognized.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiaji Shang, our Chief Executive Officer and Ms. Xiaoling Li, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Mr. Shang and Ms. Li concluded that as of June, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 28, 2008, our Board of Directors approved, subject to receiving the approval of the holders of a majority of our outstanding capital stock, an amendment to our Certificate of Incorporation to (i) change our name to “China New Energy Group Company” to more accurately reflect our business operations and (ii) increase our total authorized stock from 100,000,000 to 500,000,000 shares of Common Stock. A majority of our shareholders approved the Certificate of Amendment of our Certificate of Incorporation pursuant to a written consent dated as of April 22, 2008. Following the filing of an Information Statement on Schedule 14C on May 2, 2008, the Certificate of Amendment became effective on May 27, 2008.

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

Dated: August 14, 2008

CHINA NEW ENERGY GROUP COMPANY

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