Form 10-Q
period 2008-09-30
China New Energy Group CO
filed 2008-11-19
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-83375

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
Non-Accelerated Filer  ☐(Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	100,000,041
Series A Convertible Preferred Stock, $0.001 par value	1,857,372

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

China New Energy Group Company
Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2008
(Stated in US dollars)

China New Energy Group Company
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008

Index to Condensed Consolidated Financial Statements

Page

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations and Comprehensive Loss	3

Condensed Consolidated Statements of Cash Flows	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity	5

Notes to Consolidated Financial Statements	6-13

China New Energy Group Company
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Plant and equipment
Plant in service	$9,257,932	$8,970,843
Construction work in progress	960,275	3,057,903
	10,218,207	12,028,746
Less - Allowance for depreciation	454,979	322,167
	9,763,228	11,706,579
Current assets
Cash and Bank Deposits	7,208,602	2,311,028
Escrow Account	250,000	-
Accounts Receivable	1,248,058	869,459
Inventories	137,171	373,490
Deposit & Other receivable - Related	92,157	448,186
Deposit & Other receivable - Third Party	1,099,052	-
Total current assets	10,035,040	4,002,163

Investment in an associated company	4,800,523	-
Intangible assets, net	413,512	2,033,152
Total assets	25,012,303	17,741,894

Liabilities and stockholders' equity
Current liabilities
Accounts Payable	512,333	1,266,968
Accruals & Other payable-Related	29,456	148,010
Accruals & Other payable - Third Party	1,598,958	2,389,047
Dividends payable	59,000	-
Business tax payable	769,322	1,242,024
Total current liabilities	2,969,069	5,046,049

Commitments and Contingencies

Minority Interest	125,245	97,875

Stockholders' equity

Convertible Preferred stock, 10,000,000 shares authorized and 1,857,373 shares issued,
par value $0.001	1,857	-
Common stock, 500,000,000 shares authorized and 100,000,041 shares issued,
par value $0.001	100,000	100,000
Additional paid in capital	20,165,567	5,619,219
Earned Sunplus	2,319,061	1,903,034
Retained earnings	(1,234,909)	4,786,707
Other Comprehensive Income	566,413	189,010
Total stockholders' equity	21917,989	12,597,970

Total liabilities and stockholders' equity	$25,012,303	$17,741,894
The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Condensed Consolidated Statements of Operations and Comprehensive Loss

	(Unaudited)		(Unaudited)
	For the three months periods ended		For the nine months periods ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$2,253,858	$1,786,174	4,236,987	$3,041,306
Cost of revenue	(575,626)	(478,812)	(1,128,901)	(785,387)
Operating margin	1,678,232	1,307,362	3,108,086	2,255,919

Expenses
Selling, general and administrative	(346,094)	(85,094)	(813,975)	(321,110)
Income from operations	1,332,138	1,222,268	2,294,111	1,934,809

Other income/(loss), net	3,702	(8,489)	9,974	(7,095)
Total other expenses	3,702	(8,489)	9,974	(7,095)
Income from continuing operations before income tax	1,335,840	1,213,779	2,304,085	1,927,714

Income tax	(391,358)	(353,326)	(705,244)	(598,193)

Net income before minority interest	944,482	860,453	1,598,841	1,329,521
Minority interest	(37,009)	(8,147)	(46,277)	(13,672)
Income from continuing operations	907,473	852,306	1,552,564	1,315,849

Income/(loss) from discontinued operations, net of tax	(7,116)	174,473	223,410	333,020

Net income	$900,357	$1,026,779	1,775,974	$1,648,869

Deemed dividend on preferred shares issued	(7,031,818)	-	(7,031,818)	-
Dividend on preferred shares	(59,000)	-	(59,000)	-
Net loss attributed to common stockholders	(6,190,461)	1,026,779	(5,314,844)	1,648,869

Other comprehensive income
Foreign currency translation gain	37,114	45,918	377,403	91,836

Comprehensive income	(6,153,347)	1,072,697	(4,937,441)	1,740,705

Income (loss) per average share outstanding	$(0.00900)	$0.01027	(0.01776)	$0.01649
Weighted average common equivalent shares outstanding -
Basic and diluted	100,000,041	100,000,041	100,000,041	100,000,041

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	For the six months periods ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,775,974	$1,648,869

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	125,592	90,476
Amortization	6,429	5,815
` Minority interest	27,371	13,672
Changes in assets and liabilities:
Accounts receivables	(374,181)	(60,003)
Inventory	174,757	14,347
Deposits and other receivables - Third Party	(650,954)	(220,899)
Accounts payables	(398,948)	708,066
Accrued liabilities and other payables-Third Party	(790,089)	(751,196)
Business taxes & government suncharge	(397,601)	(165,347)
Net cash (used in)/provided by operating activities	(501,650)	1,283,800

Cash flow from investing activities
Acquisition of assets	(97,692)	(23,845)
Acquisition of work in progress	(960,375)	(35,605)
Acquisition of an associated company	483,512	-
Net cash (used in) investing activities	(574,555)	(59,450)

Cash flow from financing activities
Cash advanced from directors/shareholders	(210,711)	64,204
Proceeds from sale of preferred stock	9,000,000	-
Payment of offering costs associated with preferred stock	(1,507,144)
Net cash provided by financing activities	7,282,145	64,204

Cummulative Translation Adjustment	(1,308,366)	172

Cash and cash equivalents:
Net (decrease) increase	4,897,574	1,288,726
Balance at beginning of period	2,311,028	327,918
Balance at end of period	7,208,602	1,616,644

Supplemental cash flow information:
Cash paid for income taxes	-	400
Cash paid for interest	$-	-

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For Three Months Ended September 30, 2008 (Unaudited) and Year Ended December 31, 2007

								STATUTORY
							ADDITIONAL	SURPLUS		CUMULATIVE	TOTAL
							PAID-IN	RESERVE	RETAINED	TRANSLATON	STOCKHOLDERS'
	NUMBER OF SHARES			PAID-IN REGISERED CAPITAL			CAPITAL	FUND	EARNINGS	ADJUSTMENT	EQUITY
	Common	Preferred	Warrants	Common	Preferred	Warrants
				US$	US$	US$	US$	US$	US$	US$	US$

Balance, December 31,
2005	100	-	-	$100	$-	$-	$5,355,882	$233,524	$1,569,100	$-	$7,158,606

Recapitalization upon reverse merger	99,999,941	-	-	99,900	-	-	(99,900)

Transfer	-	-	-	-	-	-	-	659,869	(659,869)	-	-

Net income	-	-	-	-	-	-	-	-	1,934,450	-	1,934,450

Cumulative translation adjustment	-	-	-	-	-	-	16,035	(36,366)	-	5,339	(14,992)

Balance, December 31,
2006	100,000,041	-	-	100,000	-	-	5,272,017	857,027	2,843,681	5,339	9,078,064

Transfer	-	-	-	-	-	-	-	889,863	(889,863)	-	-

Net income	-	-	-	-	-	-	-	-	2,832,889	-	2,832,889

Cumulative translation adjustment	-	-	-	-	-	-	347,202	156,144	-	183,671	687,017

Balance, December 31,2007	100,000,041	-	-	100,000	-	-	5,619,219	1,903,034	4,786,707	189,010	12,597,970

Issuance of shares for private placement	-	1,857,373		-	1,857		7,740,999	-	-	-	7,742,851

Net income for the nine months ended September 30, 2008	-	-	-	-	-	-	-	-	1,775,974	-	1,775,974

Deemed dividend on preferred shares issued							7,031,818		(7,031,818)

Preferred stock dividends							(59,000)		(59,000)

Transfer	-	-	-	-	-	-	-	706,772	(706,772)	-	-

Cumulative translation adjustment	-	-	-	-	-	-	(226,469)	(290,745)	-	377,403	(139,811)

Balance, September 30, 2008	100,000,041	1,857,373	0	$100,000	$1,857	$0	$20,165,567	$2,319,061	$(1,234,909)	$566,413	$21,917,989

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Travel Hunt Holdings, Inc. (the "Company") was incorporated under the laws of the State of Florida on December 17, 1999. On July 15, 2003, Travel Hunt Holdings, Inc. acquired all the outstanding shares of Travel Hunt, Inc., an inactive Florida corporation with no assets or liabilities for 700,000 common shares of Travel Hunt Holdings, Inc. The transaction was accounted for as a combination of entities under common control and accordingly we recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated. From and after April 26, 2007, the Company ceased its prior business operations and began exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

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

The Company owns all of the issued and outstanding capital stock of Willsky Development Limited, a British Virgin Islands company ("Willsky Development"), which in turn owns 99% of the outstanding capital stock of SingOcean. The remaining 1% of SingOcean is owned by Tianjin Nanyang Mechanical and Electrical Equipments Installment Project Co. SingOcean owns 100% of each of Acheng SingOcean and Dashiqiao SingOcean, and 99% of Hunchun SingOcean. The remaining 1% of Hunchun SingOcean is owned by an individual. Aching SingOcean and Dashiqiao SingOcean are divisions of SingOcean and not separate entities. These divisions are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Acheng and Dashiqiao, respectively.

On May 27, 2008, the Company changed its name to China New Energy Group Company.

On September 16, 2008, the Company, through its wholly-owned subsidiary Tianjin SingOcean Public Utility Development Co., Ltd., entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby the Company acquired from Mr. Xiu a 49% ownership interest in Qinhuangdao Chensheng Gas Ltd., or Chensheng Gas, in exchange for the Company's 99% ownership in Hunchun SingOcean Energy Ltd. , or Hunchun SingOcean. The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun SingOcean were approximately equal and therefore there was no cash consideration involved in the transaction from either party.

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

(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2008 and 2007, the Group did not have any cash equivalents.

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

(f) Intangible Assets
Intangible asset consist of land use right in both Daishiquiao City and Acheng City.

According to Chinese regulations, land belongs to the nation. Land use right refers to the purchase of the legal right to use land from the government. The term of the land use right is 50 years. The land use right is amortized using the straight-line method over their estimated useful life 50 years.

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

(i) Impairment of Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of September 30, 2008 and 2007, no impairment loss has been recognized.

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

Connection fees which relate to the hookup from the street pipeline to the customer are charged to both residential and commercial customers. This revenue segment accounts for a majority of the Company’s revenue. The connection fees are recognized as revenue upon the completion of the jobs by the contractor, the installation is checked and accepted by the Company’s technical staff and acceptance by the customer.

(l) Foreign Currency Transactions
The Company functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the period ended September 30, 2008 and 2007.

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

In connection with consummation of the transactions contemplated by the Share Exchange Agreement, we issued Warrants for the purchase of a number of shares of our common stock equal to an aggregate of two percent (2%) of our issued and outstanding common stock as of immediately after the closing of our next private placement transaction in which we receive gross proceeds of at least $8,000,000 million. The term of the Warrants is 5 years and each has an exercise price equal to 150% of the price attributable to a share of common stock at the valuation attributable to us in the transaction on “post-money” basis.

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

5. Capital stock transactions

Series A Convertible Preferred Stock

In connection with the August 20, 2008 private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate").  Pursuant to the Certificate, there are 5,550,000 shares of Series A Convertible Preferred Stock  ("Preferred Stock") authorized.  On August 20, 2008, the Company issued 1,857,373 shares of Preferred Stock to China Hand Fund I, LLC.  Pursuant to the terms of the Certificate, the holders of the Preferred Stock will be entitled to cumulative dividends at a rate of 6% of the price paid per share, as may be adjusted in accordance with the Certificate, per annum compounded daily and payable semi-annually. In addition to the right to vote as a separate class of securities, the holders of the Preferred Stock are entitled to vote together with the holders of the Company’s common stock, with each such holder of Preferred Stock entitled to the number of votes equal to the number of shares of the Company’s common stock in to which such Preferred Stock would be converted if converted on the record date for the taking of a vote.

Each share of Preferred Stock is initially convertible, at any time at the sole option of the holder of such Preferred Stock, into 35 shares of the Company’s common stock, subject to future adjustments as provided for in the Certificate. The Preferred Stock shall automatically convert into shares of the Company’s common stock immediately prior to any transaction resulting in a change in control of the Company. Further, the Company shall have the right to convert the preferred stock at any time following the achievement of certain performance milestones as prescribed by the Certificate. The Company has determined that there is no derivative liability attached to the preferred stock conversion rights as of September 30, 2008.

Warrants

On August 20, 2008, the Company consummated a private placement transaction in which it issued and sold to China Hand Fund I, LLC 1,857,373 shares of the Company's Series A Preferred Stock and warrants to purchase 13,001,608 shares of the Company's common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9 million.  Currently, none of the warrants have been exercised. The Company has determined that the requirements of EITF 00-19 do not apply to this transaction.

The fair value of the 13,001,608 warrants issued with the Series A Convertible Preferred Stock was $1,968,182. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years, (2) volatility of 66%, (3) risk free interest rate of 3% and dividend rate of 0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to thirty-five ratio an embedded beneficial conversion feature was recorded as a discount to additional paid-in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature has been recorded as a preferred stock dividend at the date of issuance. The Company recognized $7,031,818 of preferred dividends related to the beneficial conversion feature.

6. Concentrations and Credit Risk

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

7. Discontinued Operations

As discussed in Note 1 to the financial statements effective September 26, 2008, the Company entered into an asset swap in which it disposed of subsidiary Hunchun SingOcean including substantially all of the assets.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun SingOcean operation is being accounted for as discontinued operations and, accordingly, its operating results is segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008 and 2007. The results of operations of Hunchun SingOcean operation for the period ended September 30, 2008 and 2007 are as follows:

	Period ended September 30, 2008	Period ended September 30, 2007

Revenue	459,506	761,956

Operating Income/(loss)	295,701	494,505

8. Commitments and Contingencies

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

9. Operational Rights and Right to Supply and Operate Gas Pipeline

The Company has signed the “Investment Agreement of Piped Gas Project Construction in Daishiquiao” which states that the Company is in charge of operations and management of the piped gas project in Daishiquiao. On June 16, 2005, the Daishiquiao City Construction Bureau gave the Company a certificate which confirmed that the Company has exclusive operational rights for thirty years in Daishiquiao.

The Company has signed an “Investment Agreement of Pipes Gas Project Construction in Acheng” which states that the Company has the exclusive right to invest in and operate gas pipeline system in Acheng for thirty years.

10. Environmental Matters

The Company does not anticipate any material future cash requirements relating to environmental issues. If circumstances change the Company will record the estimated charges to return sites to their original condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products and services, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2008, as amended on April 11, 2008 and June 26, 2008, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

“China New Energy,” the “Company,” “we,” “us,” or “our” refer to China New Energy Group Company and all of its subsidiaries and divisions;

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

“Chensheng Gas” refer to Qiuhuangdao Chensheng Gas Co., Ltd.

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

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and domestic consumers in the cities of Dashiqiao, Acheng and Nandaihe. Currently, these distribution networks provide natural gas to an aggregate of approximately 45,000 consumers in these cities, and we anticipate that we will be able to extend these distribution networks to connect in excess of 53,000 consumers in these cities.

We presently have the capability to provide both natural gas and liquefied petroleum gas, or LPG, and to deliver natural gas or LPG in a variety of ways. Pure LPG and air-mixed LPG are transmitted through pipelines and natural gas in the form of compressed natural gas, or CNG, or liquefied natural gas, or LNG, are transported in trucks and then transmitted through pipelines after depressurization or vaporization, respectively.

We are able to procure our natural gas in two ways. We can either mine the natural gas ourselves from deposits for which we have exclusive exploitation rights, or we can purchase natural gas from third-party suppliers. Historically, we have purchased the majority of our gas from natural gas suppliers, though as we begin more extensive exploration and exploitation activities on our deposits, we may rely more heavily on self-procurement.

Once natural gas is extracted, all water content and impurities are removed. Natural gas is then delivered by truck to either (1) our natural gas supply stations, where the gas is either depressurized and then delivered to households through pipelines or delivered directly to customers in pressurized tanks, or (2) to gas stations where the gas is sold for use in motor vehicles.

Our major business activities include development and construction of local gas distribution networks, transportation of natural gas from suppliers to our storage facilities in a given operational location, and operating and maintaining the gas distribution networks. However, our primary strategic focus is the exploration and recovery of natural gas resources, which will allow us to control every aspect of our supply chain from the mining of the natural gas to the transportation of the gas to our holding facilities, such as supply stations and gas stations, to the delivery of our gas to our customers.

In connection with this private placement, we agreed to certain make good provisions that will require us to issue to China Hand up to an aggregate of 1,114,442 (557,221 shares for each of 2008 and 2009) additional shares of our Series A Preferred Stock if we do not achieve the targeted after-tax net income and earnings per share targets for 2008 and 2009. The 2008 after tax net income target is $4.3 million and the 2008 earnings per share target is 0.0261 on a fully-diluted basis. The 2009 after tax net income target, or the 2009 ATNI Target, is $6.0 million and the 2009 earnings per share target, or 2009 EPS Target, is $0.0294 on a fully diluted basis; provided that if a subsequent closing under this private placement does not occur within 30 days of the filing of our 2008 annual report on Form 10-K, then the 2009 ATNI Target is reduced to $4.5 million and the 2008 EPS Target is reduced to $0.0273.

Private Placement

On August 20, 2008, we completed a private placement in which we sold to China Hand and its designees 1,857,373 shares of our Series A Preferred Stock and warrants to purchase 13,001,608 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9,000,000.

As a result of this private placement, we raised approximately $9 million in gross proceeds, which left us with approximately $6.8 million in net proceeds after the deduction of offering expenses in the amount of approximately $2.2 million. Kuhns Brothers Securities Corporation, or Kuhns Brothers, acted as placement agent in connection with this private placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $900,000, representing 10% of the gross proceeds received from the private placement, as well as warrants to purchase 6,500,804 shares of our common stock, representing 10% the aggregate number of shares of common stock issuable to China Hand in the private placement upon conversion of the Series A Preferred Stock. We are under contractual obligation to register the shares of our common stock within a pre-defined period.

Our Current Organizational Structure

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

We own all of the issued and outstanding capital stock of Willsky Development, which in turn owns 99% of the outstanding capital stock of SingOcean. The remaining 1% of SingOcean is owned by Tianjin Nanyang Mechanical and Electrical Equipments Installment Project Co. SingOcean owns 100% of each of Acheng SingOcean and Dashiqiao SingOcean, and 49% of Chensheng Gas. The remaining 51% of Chensheng Gas is owned by 16 individuals, though we expect to acquire this remaining 51% by the end of 2008. Aching SingOcean and Dashiqiao SingOcean are divisions of SingOcean and not separate entities. These divisions are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Acheng and Dashiqiao, respectively. Chensheng Gas is a natural gas distribution company operating in the Nandaihe area in Northern China, which could potential provide natural gas to 50,000 individuals, and we anticipate that it will connect to an excess of 20,000 customers over the next three to five years.

On September 16, 2008, we, through our wholly-owned subsidiary Tianjin SingOcean Public Utility Development Co., Ltd., entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng Gas, in exchange for our 99% ownership in Hunchun SingOcean. The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun SingOcean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party. The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Equity Swap Agreement filed as Exhibit 10.1 hereto.

The following chart reflects our organizational structure as of the date of this report.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third fiscal quarter of 2008 and growth in our revenues and net income.

The following are some financial highlights for the third quarter of 2008:

•	Revenues: Our revenues were $2,253,858 for the third fiscal quarter of 2008, and increase of 26.18% from the same period of 2007.

•	Gross Margin: Gross margin was $1,678,232 for the third fiscal quarter of 2008, an increase of 26.06% from the same period of 2007.

•	Operating Income: Operating Income was $1,332,138 for the third fiscal quarter of 2008, as compared to a profit from operations of $1,222,268 during the same period of 2007.

•	Net Income: Net Income was $900,357 for the third fiscal quarter of 2008, as compared to net income of $1,026,779 during the same period of 2007.

•	Fully diluted loss per share was $0.009 for the third fiscal quarter of 2008.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2008 and ended September 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008.

All amounts in thousands of U.S. dollars, except percentages
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Percentage Change (Decrease)
Revenues	$4,236,987	$3,041,306	39.3%
Cost of revenue	$(1,128,901)	$785,387	43.7%

Gross Profit	$3,108,086	$2,255,919	37.8%

Selling, general and administrative expenses	$(813,975)	$321,110	545%

Operating Income (Expenses)	$2,294,111	$1,934,809	(18.6)%

Other Income and (Expenses)
Minority interest	$(46,277)	$13,672	238.1%
Other income (expense)	$9,974	$(7,095)	240.6%

Income (loss) before income taxes	$2,304,085	$1,927,714	(19.5)%

Income taxes	$(705,244)	$598,193	17.9%

Net income (loss)	$1,775,974	$1,648,869	(7.7)%

Revenues. Revenues are derived primarily from connection fees and sales of natural gas. Revenues increased $1,195,681, or 39.3% to $4,236,987 for the nine months ended September 30, 2008 from $3,041,306 for the same period in 2007. This increase was mainly attributable to the increase in our customer base.

Cost of Sales. Cost of sales consist primarily of the purchase of natural gas from our suppliers.   Our cost of sales increased $343,514, or 43.7%, to $1,128,901 for the nine months ended September 30, 2008 from $785,387 during the same period in 2007. As a percentage of revenues, the cost of sales increased to 26.6% during the nine months ended September 30, 2008 from 25.8% in the same period in 2007, which was mainly attributable to an increase in our customer base as well as an increase in our purchasing price of natural gas.

Gross Profit. Our gross profit increased $852,167, or 37.8%, to $3,108,086 for the nine months ended September 30, 2008 from $2,255,919 during the same period in 2007. Gross profit as a percentage of revenues was 73.4% for the nine months ended September 30, 2008, a decrease of 0.8% from 74.2% during the same period in 2007. Such percentage decrease was mainly due to an increase in our purchasing price of natural gas.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees increased $492,865, or 153%, to $813,975 for the nine months ended September 30, 2008 from $321,110 during the same period in 2007. As a percentage of revenues, selling expenses increased to 19.2% for the nine months ended September 30, 2008 from 10.6% for the same period in 2007. Such dollar increase of selling, general and administrative expenses was mainly attributable to an increase in our operations since September 30, 2007.

Income Taxes . Our subsidiaries SingOcean, Acheng SingOcean Dashiqiao SingOcean are subject to enterprise income tax, or EIT, at a rate of 25% and 33.0% of assessable profits for the nine months ended September 30, 2008 amd 2007, respectively, sales tax at a rate of 3% on connection revenue and sales tax at a rate of 4% on gas sales revenue.

Net Income. Net income increased $127,105 to $1,775,974 for the nine months ended September 30, 2008 from net income of $1,648,869 for the same period of 2007, as a result of the factors described above.

Three months ended September 30, 2008 Compared to Three months ended September 30, 2007

The following table summarizes the results of our operations during the three-month periods ended September 30, 2008 and ended September 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2008.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Percentage Change (Decrease)
Revenues	$2,253,858	$1,786,174	26.2%
Cost of sales	$(575,626)	$478,812	20.2%

Gross Profit	$1,678,232	$1,307,362	28.4%

Selling, general and administrative expenses	$(346,094)	$85,094	306.7%

Operating Income (Expenses)	$1,332,138	$1,222,268.0%

Other Income and (Expenses)
Minority interest (expense)	$(37,009)	$(8,147)	354.3%
Other income (expense)	$3,702	$(8,489)	143.6%

Income (loss) before income taxes	$1,335,840	$1,213,779	(10.1)%

Income taxes	$391,358	$353,326	10.8%

Net income (loss)	$900,357	$1,026,779	(12.3)%

Revenues. Revenues are derived primarily from connection fees and sales of natural gas. Revenues increased $467,684, or 26.2% to $2,253,858 for the three months ended September 30, 2008 from $1,786,174 million for the same period in 2007. This increase was mainly attributable to an increase in our customer base.

Cost of Sales. Cost of sales consists primarily of the purchase of natural gas from our suppliers.   Our cost of sales increased $96,814, or 20.2%, to $575,626 for the three months ended September 30, 2008 from $478,812 during the same period in 2007, which was mainly attributable to an increase in our customer base as well as an increase in our purchasing price of natural gas. As a percentage of revenues, the cost of sales decreased to 25.5% during the three months ended September 30, 2008 from 26.8% in the same period in 2007.

Gross Profit. Our gross profit increased $370,870, or 28.4%, to $1,678,232 for the three months ended September 30, 2008 from $1,307,362 during the same period in 2007. Gross profit as a percentage of revenues was 74.5% for the three months ended September 30, 2008, a increase of 1.3% from 73.2% during the same period in 2007. Such percentage increase was mainly due to continued sales of natural gas do to existing customers, which does not have the same one-time connection cost as new customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees increased $261,000, or 306.7%, to $346,094 for the three months ended September 30, 2008 from $85,094 during the same period in 2007. As a percentage of revenues, selling expenses increased to 71.1% for the three months ended September 30, 2008 from 4.8% for the same period in 2007. Such increase of selling, general and administrative expenses was mainly attributable to a significant increase in our operations since June 30, 2007.

Income Taxes . Our subsidiaries SingOcean, Acheng SingOcean, Chensheng Gas and Dashiqiao SingOcean are subject to enterprise income tax, or EIT, at a rate of 25% and 33.0% of assessable profits for the three months ended September 30, 2008 and 2007, respectively, sales tax at a rate of 3% on connection revenue and sales tax at a rate of 4% on gas sales revenue.

Net Income. Net income decreased $126,422, or 12.3% to $900,357 for the three months ended September 30, 2008 from net income of $1,026,779 for the same period of 2007, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $7,208,602. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in thousands of U.S. dollars)

	Nine months ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$(501,650)	$1,283,800
Net cash provided by (used in) investing activities	$(574,555)	$(59,450)
Net cash provided by (used in) financing activities	$7,282,145	$64,204
Cumulative translation adjustment	$(1,308,366)	$172
Net cash flow	$7,208,602	$1,616,644

Operating Activities

Net cash used in operating activities was approximately $501,650 for the nine-month period ended September 30, 2008, which is a difference of approximately $1,785,450 from approximately $1,283,800 net cash provided by operating activities for the same period of 2007. The increase of the cash used in operating activities was mainly attributable to an increase in accrued liabilities as well as a decrease in our accounts receivable, an increase in derivative liability of $910,000 as the fair value of warrants issued in connection with our reverse acquisition transaction with Willsky Development described above.

Investing Activities

Our main uses of cash for investing activities are for constructing gas pipelines and distribution stations.

Net cash used in investing activities for the nine-month period ended September 30, 2008 was approximately $574,555, which is an increase of approximately $515,105 from net cash used in investing activities of approximately $59,450 for the same period of 2007 due to cash used in pipeline investment activities in 2008.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2008 was approximately $7,282,145, which is an increase of approximately $7,346,349 from approximately $64,204 net cash provided by financing activities during the same period of 2007. The increase of the cash provided by financing activities was mainly attributable to the private placement we consummated on August 20, 2006, as described above, as well as an increase in cash advanced from directors and shareholders in 2008.

As of September 30, 2008, there were no bank loans outstanding.

Private Placement

On August 20, 2008, we completed a private placement in which we sold to China Hand and its designees 1,857,373 shares of our Series A Preferred Stock and warrants to purchase 13,001,608 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9,000,000.

As a result of this private placement, we raised approximately $9 million in gross proceeds, which left us with approximately $6.8 million in net proceeds after the deduction of offering expenses in the amount of approximately $2.2 million. Kuhns Brothers Securities Corporation, or Kuhns Brothers, acted as placement agent in connection with this private placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $900,000, representing 10% of the gross proceeds received from the private placement, as well as warrants to purchase 6,500,804 shares of our common stock, representing 10% the aggregate number of shares of common stock issuable to China Hand in the private placement upon conversion of the Series A Preferred Stock. We are under contractual obligation to register the shares of our common stock within a pre-defined period.

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

Intangible Assets

Intangible asset consist of land use right in both Daishiquiao City and Acheng City.

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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of September 30, 2008 and 2007, no impairment loss has been recognized.

Revenue Recognition

Natural gas revenues are recorded based on the amount of product delivered to customers through its pipeline and checked by its gas meter.

Recently issued accounting pronouncements

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiaji Shang, our Chief Executive Officer and Ms. Xiaoling Li, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Mr. Shang and Ms. Li concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On September 16, 2008, the Company, through its wholly-owned subsidiary Tianjin SingOcean Public Utility Development Co., Ltd., entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby the Company acquired from Mr. Xiu a 49% ownership interest in Chensheng Gas in exchange for the Company's 99% ownership in Hunchun SingOcean Energy Ltd. , or Hunchun SingOcean. The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun SingOcean were approximately equal and therefore there was no cash consideration involved in the transaction from either party. The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Equity Swap Agreement filed as Exhibit 10.1 hereto.

Chensheng Gas is a natural gas distribution company operating in the Nandaihe area in Northern China, which could potential provide natural gas to 50,000 individuals. At present, Chensheng Gas has laid in excess of 12km of medium pressure pipe in Nandaihe and has installed distribution pipes for approximately twenty residential areaas with an aggregate of approximately 10,000 customers. Chensheng Gas has signed a distribution contract to provide natural gas services to a high-rise building with approximately 4,000 potential customers.

Hunchun SingOcean is a natural gas distribution company operating in Hunchun in Northern China. Hunchun SingOcean provides natural gas services to approximately 12,898 customers. Hunchun SingOcean also owns the exclusive rights to develop a coal bed methane, or CBM, reserve near Hunchun, which contains approximately 3.3 billion cubic meters of CBM.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Equity Swap Agreement, dated September 16, 2008, between Tianjin SingOcean Public Utility Development Co., Ltd. and Xiu Hai Tian. (English Translation)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2008

CHINA NEW ENERGY GROUP COMPANY

By:	/s/ Jiaji Shang
Jiaji Shang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoling Li
Xiaoling Li
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Equity Swap Agreement, dated September 16, 2008, between Tianjin SingOcean Public Utility Development Co., Ltd. and Xiu Hai Tian. (English Translation)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.