Form 10-K
period 2008-12-31
China New Energy Group CO
filed 2009-04-15
CIK 1262159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-28543

CHINA NEW ENERGY GROUP COMPANY
(Exact name of registrant as specified in its charter)

Delaware	65-0972647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 1703 and 1704, A Building, No. 1, Hongji Apartment, Jin Wei Road, He Bei District, Tianjin, China.
(Address of principal executive office and zip code)

(86 22) 5829 9778
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No ☒

As of June 30, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately 14.2 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 13, 2009, there were 100,000,041 shares of the Registrant’s common stock outstanding.

Annual Report on FORM 10-K

Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report under “Item 1—Business,”  “Item 6—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 9—Directors and Officers of the Registrant” and “Item 10—Executive Compensation” including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements concerning our operations;  financial condition; management forecasts;  liquidity; anticipated growth;  the economy; future economic performance;  future acquisitions and dispositions;  potential and contingent liabilities; management’s plans; taxes; and the development and utilization of our intellectual property.  Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties, discussed in the section on “Risk Factors” and elsewhere in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this report speaks only as of the date of the report. Factors or events may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

In this report, unless indicated otherwise, references to:

•
“China New Energy,” “the company,” “we,” “us,” or “our,” are references to the combined business of China New Energy Group Company and its wholly-owned subsidiaries, Willsky Development, SingOcean, Chensheng Gas, Acheng SingOcean and Dashiqiao SingOcean, but do not include the stockholders of China New Energy;

•	“Willsky Development” are references to Willsky Development, Ltd.
•	“SingOcean” are references to Tianjin SingOcean Public Utility Development Co., Ltd.;
•	“Chensheng Gas” are references to Qinhuangdao Chensheng Gas Co. Ltd.;
•	“Acheng SingOcean” are references to Tianjin Sing Ocean Public Utility Development Co., Ltd. - Acheng Division;
•	“Dashiqiao SingOcean” are references to Tianjin Sing Ocean Public Utility Development Co., Ltd. - Dashiqiao Division;
•	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
•	“BVI” are references to the British Virgin Islands;
•	“RMB” refer to Renminbi, the legal currency of China;
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;
•	“SEC” means the Securities and Exchange Commission; and
•	“Securities Act” mean the Securities Act of 1933, as amended, and “Exchange Act” mean the Securities Exchange Act of 1934, as amended.

PART I

Item 1.	DESCRIPTION OF BUSINESS..

Overview of Our Business

We are a vertically integrated natural gas company engaged in the development of natural gas distribution networks, and the distribution of natural gas to residential, and industrial and commercial customers in small and medium sized cities in China.

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and domestic consumers in the cities of Dashiqiao, Acheng and Nandaihe. Currently, these distribution networks provide natural gas to an aggregate of approximately 61,000 consumers in these cities, and we anticipate that we will be able to extend these distribution networks to connect in excess of 115,000 consumers in these cities by 2010.

We are able to procure our natural gas by purchasing natural gas from third-party suppliers. Once natural gas is extracted, all water content and impurities are removed.  Natural gas is then delivered by truck to either (1) our natural gas supply stations, where the gas is either depressurized and then delivered to households through pipelines or delivered directly to customers in pressurized tanks, or (2) to gas stations where the gas is sold for use in motor vehicles.

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

Private Placement

On August 20, 2008, we completed a private placement in which we sold to China Hand Fund I, LLC, or China Hand, and its designees 1,857,373 shares of our Series A Preferred Stock and warrants to purchase 13,001,608 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9,000,000.

As a result of this private placement, we raised approximately $9 million in gross proceeds, which left us with approximately $6.8 million in net proceeds after the deduction of offering expenses in the amount of approximately $2.2 million.  Kuhns Brothers Securities Corporation, or Kuhns Brothers, acted as placement agent in connection with this private placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $900,000, representing 10% of the gross proceeds received from the private placement, as well as warrants to purchase 6,500,804 shares of our common stock, representing 10% of the aggregate number of shares of common stock issuable to China Hand in the private placement upon conversion of the Series A Preferred Stock.  We are under contractual obligation to register the shares of our common stock within a pre-defined period.  At present, we have not filed a registration statement regarding the shares of common stock underlying the shares of Series A Preferred Stock issued to China Hand and, as of October 4, 2008, we began to incur liquidated damages payable to China Hand at a rate of one percent of China Hand’s investment per month.

In connection with this private placement, we agreed to certain make good provisions that will require us to issue to China Hand up to an aggregate of 1,114,424 (557,212) shares for each of 2008 and 2009 additional shares of our Series A Preferred Stock if we do not achieve the targeted after-tax net income, or ATNI, and earnings per share targets for 2008 and 2009.  The 2008 after tax net income target is $4.3 million and the 2008 earnings per share target is 0.0261 on a fully-diluted basis.  The 2009 after tax net income target, or the 2009 ATNI Target, is $6.0 million and the 2009 earnings per share target, or 2009 EPS Target, is $0.0294 on a fully diluted basis; provided that if a subsequent closing under this private placement does not occur within 30 days of the filing of our 2008 annual report on Form 10-K, then the 2009 ATNI Target is reduced to $4.5 million and the 2009 EPS Target is reduced to $0.0273.  It has been determined that we were unable to achieve the targeted ATNI for 2008, and therefore, pursuant to the make good provisions, we are obligated to release from the escrow, which was established at the time of the private placement, 557,212 shares of our Series A Preferred Stock for transfer to China Hand, though we are currently in discussions with China Hand regarding any such release of shares.

Equity Swap

On September 16, 2008, we, through our 99%-owned subsidiary Tianjin SingOcean Public Utility Development Co., Ltd., entered into an Equity Swap Agreement with Mr. Xiuhai Tian, whereby we acquired from Mr. Tian a 49% ownership interest in Chensheng Gas, in exchange for our 99% ownership in Hunchun SingOcean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun SingOcean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, we entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng Gas.  Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng Gas from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million).  The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng Gas, and Tianjin SingOcean now owns 49% of the equity of Chensheng Gas.

Our Current Organizational Structure

We own all of the issued and outstanding capital stock of Willsky Development, which in turn owns 99% of the outstanding capital stock of SingOcean. The remaining 1% of SingOcean is owned by Tianjin Nanyang Mechanical and Electrical Equipments Installment Project Co. SingOcean owns 100% of each of Acheng SingOcean and Dashiqiao SingOcean, and 49% of the equity of Chensheng Gas.  Acheng SingOcean and Dashiqiao SingOcean are divisions of SingOcean and not separate entities. These divisions are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Acheng and Dashiqiao, respectively. Chensheng Gas is a natural gas distribution company operating in the Nandaihe area in Northern China, which could potentially provide natural gas to an aggregate of 23,000 individuals in the Nandaihe area by 2012, and we anticipate that it will connect to an excess of 5,000 customers every year over the next three to five years.

The following chart reflects our organizational structure as of the date of this report.

Our Industry

China’s Natural Gas Market

Traditionally, the PRC has relied heavily on coal and crude oil as its primary energy sources.  According to the China Statistical Yearbook, in 2004, coal, crude oil, hydro-electricity and natural gas accounted for 68.0%, 22.3%, 7.1% and 2.6%, respectively, of the PRC’s total energy consumption.  In 2005, the ratios were 68.9%, 21.0%, 7.2% and 2.9% respectively, and in 2006, the ratios were 69.4%, 20.4%, 7.2% and 3.0%, respectively.   Natural gas has been primarily used as a raw material for chemical fertilizers and to operate oil and gas fields.  Accordingly, most natural gas is consumed for production of fertilizer, while the non-production sector accounts for a low percentage of final consumption.  In 2005, non-production consumption of natural gas was around 7.9 billion cubic meters, which was just over 15% of total natural gas consumption that reached to 47.9 billion cubic meters (Source: National Bureau of Statistics of China).

The PRC’s heavy reliance on coal is out of line with world consumption rates for the same time period which was 26.5% in 2005 (Source: Energy Information Administration, U.S. Department of Energy).  The use of coal, however, causes air pollution and other negative consequences to the environment.  In the PRC, the heavy use of unwashed coal has lead to large emissions of sulfur dioxide and particulate matter.  The latest air pollution study conducted by the Blacksmith Institute shows that in 2007 two of the 10 most polluted cities in the world are located in the PRC (Source: http://www.blacksmithinstitute.org).  As such, there have been serious environmental concerns in many countries around the world which resulted in a global trend to reduce coal usage.

Recognizing the serious problems caused by heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly forms of fuel, such as natural gas.  In consideration of such trends, the PRC set out a policy to raise the share of natural gas in the country’s energy mix in its Ninth 5-Year Plan (1996-2000).  At the local governmental level, in many locations where natural gas supply is available, local governments often require all new residential buildings to incorporate piped gas connections in their designs as a condition to the issuance of the construction or occupancy permits.  Before 2000, gas distribution had principally been served by local municipal governments.  Since then, the industry has been open to the private sector, whose investments have fostered the wide use of natural gas in the PRC. The natural gas industry has been deemed by the PRC government as a suitable industry for public and private investments.

Demand for Natural Gas in China

Currently, natural gas consumption in the PRC accounts for less than 3% of its total energy consumption.  However, driven by environmental pressure from the demand side and improvements in social infrastructure with economic growth, in the west in particular, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC.  According to the statistics of the China National Development and Reform Commission, or NDRC, the consumption of natural gas has increased from 24.5 billion cubic meters in 2000 to 55.6 billion cubic meters in 2006, which represented an average growth of 32.42% per year.  From the 4th Annual Asia Natural Gas Congress 2008, experts anticipated that the demand for natural gas in China would grow rapidly to 150 billion cubic meters in 2010 and to 240 billion cubic meters in 2015.

China’s Natural Gas Reserves and Gas Pipeline Infrastructure

The PRC abounds in rich natural gas reserves, which are distributed among Xinjiang, Sichuan, and Shaanxi Provinces, as well as Inner Mongolia.  According to the Second Oil and Gas Reserve Assessment published by the Geological and Mineral Resources Department of China, natural gas reserves in China are estimated to be 38,000 billion cubic meters with 30,000 billion cubic meters onshore and 8,000 billion cubic meters offshore.  These reserves are sufficient for approximately 74 to 120 years of Chinese consumption based on current consumption levels.

Because the PRC’s largest reserves of natural gas are located in western and north-central China, it requires a significant investment in gas transportation infrastructure to carry natural gas to eastern cities and the rest of the PRC. Until recently, the PRC’s natural gas consumption was limited to local natural gas producing provinces because of the lack of national long-distance pipeline infrastructure.  Because natural gas transportation was limited to areas near production sites, an economical supply was possible.

The principal method for transportation of natural gas is by means of pipelines. In order to develop the natural gas industry, it is essential that the necessary pipeline infrastructure be in place so that natural gas is easily accessible for distribution at affordable rates.

In its Eleventh Five Year Plan (2006 - 2010), the PRC government re-affirmed its commitment to making significant investments in the expansion of the natural gas pipeline infrastructure over a period of 20 years.

Natural Gas Suppliers

The natural gas supply in China is dominated by the three large state-owned oil and gas holding companies, namely China National Petroleum Corporation Group, or PetroChina, China Petroleum and Chemical Corporation Group, or Sinopec, and China National Offshore Oil Corporation Group, or CNOOC.  In 2006, production by PetroChina, Sinopec and CNOOC accounted for 73.7%, 14.1% and 12.2%, respectively, of the total national production. PetroChina and Sinopec own and primarily operate onshore pipelines while CNOOC owns and operates virtually all offshore pipelines (Source: The Institute of Energy Economics of Japan).

Natural Gas Distributors

Before 2000, natural gas distribution had been principally served by local municipal governments.  Since then, the natural gas industry has been designated by the PRC government as a suitable industry for public and private investment and has been open to private investment which has fueled the development of the industry and fostered a wider use of natural gas in the PRC.  In large cities where the population exceeds 100,000, the natural gas distribution business is dominated by state owned companies, while in cities where the population is less than 100,000, natural gas distribution is carried out by many privately owned companies, most of which operate in just a few locations.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the market for natural gas in China:

•
Advanced Technology and Facilities.  We can distribute liquefied natural gas  and compressed natural gas within the same type of pipelines, which provides us with a more flexible transportation structure.

•
Complete Industry Access.  We have the ability to operate in all sectors of the natural gas industry, including purchasing, transportation, distribution and terminal operation.  Gas distribution prices are generally stipulated by the government; however, the price of gas resources is determined by the natural gas markets.

•
Experienced Management.  Our management team has broad and extensive experience in the natural gas industry as well as in areas of business development, corporate strategy and planning, marketing and sales, and maintains strong relationships with both the national and local governments in China.

Our Growth Strategy

We are committed to enhancing profitability and cash flows by focusing on second and third tier markets.  This strategy helps avoid competition altogether, as currently, less than 15% of the cities in our target market have access to natural gas, and thus there are no competing natural gas companies.  We have already acquired exclusive rights for natural gas distribution to three cities in northern China, and anticipate pursuing other such agreements with additional cities.

Our Operations

We can purchase natural gas from third-party suppliers.  Natural gas is then delivered by truck to either (1) our natural gas supply stations, where the gas is either depressurized and then delivered to households through pipelines or delivered directly to customers in pressurized tanks, or (2) to gas stations where the gas is sold for use in motor vehicles.

The following chart illustrates the natural gas distribution process.

Products and Services

Currently, we generate revenues primarily from the connection fees we charge our customers for interconnecting to the pipelines in our natural gas distribution networks, and fees for natural gas usage.

Historically, connection fees and fees for natural gas usage have constituted, in the aggregate, 100% of our revenues. We recorded connection fees in the amounts of $6,934,662 and $4,781,848 for the fiscal years ended December 31, 2008 and 2007, respectively, constituting 92% and 97% of total revenues for those years.  Sales of natural gas were $571,860 and $137,327 for the fiscal years ended December 31, 2008 and 2007, respectively, constituting 8% and 3% of the total revenues for those years.

Connection Fees

We charge residential customers a flat fee for connections to our distribution network.  The fee amount, which is subject to approval by the relevant local state pricing bureau, varies by location and is determined based on factors such as estimated capital expenditure, fees charged in surrounding cities, number of users, expected penetration rates, income levels and affordability to local residents.  The average connection fee in 2007 was approximately $330 per household (based on an exchange rate for RMB to US$ of approximately 7.8:1) and in 2008 is approximately $357 per household. (based on an exchange rate of RMB to US$ of approximately 7:1) For industrial customers, the connection fee is determined based on their consumption usage.  Connection fees are generally paid immediately after the customer is connected to our pipeline network.

Connection fees generally provide an 80% gross profit margin.

Connection fees and gas usage fees are subject to the approval of the local state pricing bureau.  Future price increases are also subject to the same approval process.  In considering applications for an increase in gas usage charges, the local state pricing bureau may consider factors such as increases in the wholesale price of gas or operating expenses, inflation, additional capital expenditure, and whether the profit margin remains fair and reasonable.

When entering into master supply contracts for mass connections, we usually require the payment of deposit from customers while the balance is payable in accordance with the terms set out in the contracts.  In the event customers default in the payment of connection fees, we will not start the supply of natural gas until the connection fees are paid.

The deposit received from customers upon the signing of supply contracts generally funds the majority of our capital costs in any new operational location.

Gas Usage Charges

Natural Gas usage charges, which may vary by location, are regulated by the local state price bureau and are determined evaluating a number of factors including the wholesale price of gas, operating costs, price of substitute products, internal business model margins and the purchasing power of local residents.  Gas usage charges are based on actual usage on a per cubic meter basis.

Our Business Activities

Our major business activities include development and construction of local gas distribution networks, transportation of natural gas from suppliers to our storage facilities in a given operational location, and operating and maintaining the gas distribution networks.

Development

Our business development team actively explores and evaluates potential areas for development of new distribution networks, opportunities for expansion of our existing distribution networks.  Because of our relationships with local and regional government officials, we also receive invitations to bid for new and existing projects.

Because of the large infrastructure costs of both constructing and operating a distribution network, we carefully evaluate each potential opportunity.  Some of the key factors that we look at when evaluating whether to extend an existing distribution network or to develop a new one include: (1) size and density of the population, (2) economic statistics of the target locations, (3) concentration of industrial and commercial activities, (4) projections of revenue, (5) environmental policies of the regional government, (6) potential for further development, (7) exclusivity of distribution, and (8) required methods of delivery.

If a proposed natural gas distribution project has been approved as a viable project, we will then create a local subsidiary, such as Acheng SingOcean, Dashiqiao SingOcean and Chensheng Gas, to bid on and, if successful, administer the project. The local subsidiary is also responsible for negotiating the terms of the distribution agreement with the local government as well as promoting the use of our natural gas to the local communities.

Design, Construction and Operation

Design

The design of the gas pipeline infrastructure for a natural gas distribution project includes the processing stations, the local pipelines and other ancillary facilities such as gas storage tanks.  It is carried out by a government approved design institute in accordance with our requirements and specifications.  It also takes into account the local population size, the development of the economy, the utilization of energy resources and the environmental conditions.  The master design is subject to approval by the local city construction department.  The design stage normally takes two to three months.

Construction

Once the design is approved, we invite qualified independent contractors to tender bids for the construction of the distribution network.  We generally enter into turnkey contracts with independent contractors for construction, installation and maintenance of the natural gas pipelines.  We pay a down payment with the remainder to be paid upon completion of the project.  At the time of entering into turnkey contracts, we source raw materials such as piping, gas regulating equipment and machinery.  We have strict quality control procedures for the sourcing of supplies for all construction purposes.

Our internal engineers and independent external inspectors monitor the entire construction process to ensure that each stage of construction meets our quality and safety standards and the relevant regulatory requirements.

For a given operational location, although the gas pipeline infrastructure is designed to cover the entire operational location, our construction program focuses on early gas delivery to areas of concentrated customer demand.  This ensures that natural gas supply can begin as soon as the essential gas pipeline infrastructure and facilities are completed.  Construction work in a target area will gradually extend to cover the whole operational location, which typically takes two to five years.

Operation

Once the gas pipeline infrastructure is in place, we can begin the design and construction of branch pipelines and other non-pipeline means of supplying natural gas to our customers.  As soon as the delivery vehicles are in place, we will begin distributing gas from our gas supply stations directly to our customers.

Our Customers

We have three principal types of customers: (1) residential customers (2) industrial customers and (3) commercial customers.

Residential Customers

Natural gas is primarily used by residential owners for cooking and heating.  We market directly to property developers, government departments and organizations, and private companies and state-owned enterprises, as these entities enter into master supply contracts with us for the connection of gas to all the units within a residential development.  These entities work with the end users to facilitate the collection of the connection fees. Once connected, the end user is solely responsible for payment of the usage charges.

At present, we supply gas to an aggregate of approximately 12,000 end users in Acheng, Nandaihe and Dashiqiao.  Following is a list of the entities with whom we have entered into master supply agreements and the percentage of connection fees charged to each in fiscal years 2008 and 2007:

	Percentage of Connections Fees for the year ended December 31,
Customers	2008	2007
Dashiqiao gas office	60%	48%
Acheng Heping Street Office	13%	3%
Other property developers	27%	49%
Total	100%	100%

Industrial and Commercial Customers

We currently have three commercial customers in Dashiqiao, which are an Education Center, a Spa and a Restaurant, who use natural gas primarily for heating, air conditioning, steam production and cooking.  Other potential industrial customers could include owners of hotels, restaurants, office buildings, shopping centers, hospitals, educational establishments, sports and leisure facilities and exhibition halls.

Sales and Marketing

Our marketing department is responsible for developing and maintaining our overall sales and marketing strategy, and the marketing teams of each or our branches or subsidiaries make appropriate detailed marketing plans based on their local areas of operation.  Our marketing activities are aimed at creating brand-recognition and developing a reputation as a reliable supplier of natural gas.  Our marketing plan includes informing the public of the advantages of using natural gas and stressing that natural gas is a clean and efficient source of energy.

In China, a local government can only grant exclusive distribution rights to one gas company, and the entire gas pipeline network must be operated by this one company.  Accordingly, our marketing efforts are also used to help us obtain additional exclusive rights from other local governments.  In areas where no gas company has yet been granted exclusive distribution rights, we set up small-scale pipeline networks as models to demonstrate the benefits of using our distribution network.

We also conduct customer satisfaction surveys every six months with property developers and pipeline distribution customers, both wholesale and retail, to collect feedback in areas such as quality of service, pricing and level of professional knowledge.  These surveys help ensure that we are providing the highest quality of service to our customers.

Research and Development

We will continue to research new technologies that will reduce waste and leakage in the gas distribution process as well as new technologies that will improve detection and monitoring work in the gas pipeline network.

Our Competition

Since inception, we have focused on supplying natural gas to second and third tier cities where competition is limited, middle class populations are growing, and supplies of natural gas are readily accessible.  This strategy is specifically designed to avoid competition.  By securing exclusive rights to the development of distribution networks in a city, potential competitors are barred from entry into that market.  Once we are able to secure exclusive rights to an area, our prices are regulated according to the regional wholesale price of natural gas.

We believe we compete with the following companies directly:

	Ticker	’08 Revenue (in $millions)	’08 Net Income (in $millions)	‘07 Revenue (in $millions)	‘07 Net Income (in $millions)

Tianjin Tianlian Public Utility Company Limited	SEHK:8290	7 Up to June 30.2008	0.8 Up to June 30.2008	21 Up to Dec 30. 2007	7 Up to Dec 30. 2007

Regulation

Pricing Regulations

The price we charge our residential customers for natural gas is based on the wholesale price, transportation costs and a certain profit margin and must be approved by the local price bureau.

Operational and Construction Permits

In the PRC, natural gas distribution companies must obtain an operational permit from the local municipal government prior to operation.  In addition, a construction permit is required for any construction activities on the distribution network.  In both cases, the local municipal government will review the qualifications and experience of the management and technical staff of the distribution company and consider whether the company is capable of maintaining the operational and construction standards.

Acheng SingOcean, Dashiqiao SingOcean and Chensheng Gas own the necessary operational permits

Safety Regulations

Natural gas distributors are also regulated by the Administrative Rules on the City Gas Safety jointly promulgated by the PRC Ministry of Construction, standards set by Standard Bureau and Fire Safety Bureau of PRC Ministry of Public Security in May 1991.  According to such rules, the manufacture, storage, transportation, distribution, operation, and usage of natural gas, and the design and construction of gas-related projects, and the manufacture of gas-related facilities shall be subject to relevant safety requirements and qualifications.  Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, General Administration of Quality Supervision, and Bureau of Inspection and Quarantine.  Required certificates are issued upon satisfactory inspection of service stations.  In addition, there are various standards that must be met for filling stations, including handling and storage of gas, tanker handling, and compressor operation.  These standards are regulated by local construction and gas operations authorities.  Dashiqiao SingOcean, Acheng SingOcean and Chensheng Gas own the necessary qualified inspection and acceptance certificate for a construction project.

 Employees

As of December 31, 2008, we employed 74 full-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2008.

Functions	Number of Employees
General and administration	5
Executive Officers	12
Marketing and Sales	6
Technicians	6
Engineering	15
Operations	30
TOTAL	74

As required by applicable PRC law, we have entered into employment contracts with all of our officers, managers and employees.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

In addition, we are required by PRC law to cover employees in China with various types of social insurance and believe that we are in material compliance with the relevant PRC laws.

Risk Factors

Risks Related to Our Business

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

We are dependent on suppliers of natural gas to deliver natural gas to our customers and if there is any failure in our ability to maintain that supply our operations and financial condition will be materially adversely affected.

Part of our business model involves the purchase of natural gas from our suppliers, and the re-sale of such natural gas to our industrial and residential customers for a profit.

We depend on natural gas supply from our suppliers. While we typically enter into multiple-year gas supply contracts with our suppliers, the supply contracts are subject to renewal every twelve months.  If key terms of these supply contracts are changed after the annual review, or if our suppliers breach any of the key terms of the supply contracts, we will not be able to deliver natural gas to our customers.  While we have not experienced any shortage of supply in the past, we cannot assure you that natural gas will continue to be available to us.  In the event that our current suppliers are unable to provide us with the natural gas we require, we may be unable to find alternative sources, or find alternative sources at reasonable prices. In such an event, our business and financial results would be materially and adversely affected.

The price of natural gas is subject to government regulations and market conditions and may fluctuate significantly, which will impact our financial results.

The price of natural gas is subject to governmental regulations and market conditions in China.  While our costs for natural gas are subject to control by the PRC government and we have not experienced any significant price fluctuations over the past few years, we can not assure you that the price of natural gas will not vary significantly in the future.  Numerous factors, most of which are beyond our control, drive the price and supply of natural gas.  Some of these factors are: general international and domestic political and economic conditions, wars, OPEC actions, industry capacity utilization and government regulations.

Our success depends on our ability to identify and develop operational locations and negotiate and enter into favorable franchise agreements with local governments at the operation locations.

Our success depends on our ability to identify new operational locations in small- and medium-sized cities in China and negotiate and enter into favorable franchise agreements with local governments that grant us long-term exclusive rights to develop the natural gas distribution network and supply natural gas in the operational location. Our failure to identify and develop new operational locations and obtain the exclusive rights to be the developer of natural gas distribution networks and distribute natural gas in such operational locations would curb our revenue growth and may adversely impact our financial condition and operating results.

The nature of our natural gas operations is highly risky and we may be subject to civil liabilities as a result of our gas operations.

Our natural gas operations are subject to potential hazardous accidents in connection with activities involving the gathering, processing, separation, storage and delivery of natural gas, such as pipeline ruptures, explosions, product spills, leaks, hazardous emissions and fires.

As of March 2009, we  have in place the necessary insurance to cover liabilities in the ordinary course of our business.

Potential hazardous accidents can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in suspension of operations at the affected facilities of residential areas. Consequently, we may face civil liabilities in the ordinary course of our business.  These liabilities may result in the insurance companies being required to make indemnification payments in accordance with applicable contracts and regulations. Although we have not faced any civil liabilities in the past since we started the current line of business in the ordinary course of our natural gas operations, there is no assurance that we will not face such liabilities in the future.  If such liabilities occur in the future, they may affect our operations and financial condition.

Changes in the regulatory environment could adversely affect our business.

The distribution of natural gas to industrial and residential customers is highly regulated in the PRC requiring registrations with the government for the issuance of licenses required by various governing authorities in the PRC, such as the Natural Gas Business License.  The costs of complying with regulations may increase which may in turn harm our business.  Furthermore, future changes in environmental laws and regulations in the PRC could occur that could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditure requirement and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of our management team, neither the construction of natural gas distribution systems nor the sale and distribution of natural gas constitute activities that require our operations to comply with any particular PRC environmental laws other than the PRC environmental laws of general applicability.  Over the past few years, it has not been alleged that we have violated any current environmental laws or regulations by the PRC government; however, there can be no assurance that the PRC government will not amend its current environmental laws and regulations.  Our business and operating results could be somewhat affected as we might have to increase some expenditures to comply with changed environmental laws or regulations affecting our operations.

If we fail to effectively manage our growth and expand our operations, our business, financial condition, results of operations and prospects could be adversely affected.

Our future success depends on our ability to expand our business to address growth in demand for our distribution networks and natural gas recovery operations.  We currently have exclusive natural gas distribution rights for the cities of Acheng, Dashiqiao and Nandaihe.  We anticipate that by the end of 2009 we will have the exclusive distribution rights for another three gas supply projects.  Our ability to accomplish these goals is subject to significant risks and uncertainties, including:

•	the need for additional funding to construct the additional distribution networks;

•
delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and manufacturing services provided by third-party manufacturers;

•	our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

To accommodate our growth, we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including improvements to our accounting and other internal management systems, by dedicating additional resources to our reporting and accounting function, and improvements to our record keeping and contract tracking system.  We will also need to recruit more personnel and train and manage our growing employee base.  Furthermore, our management will be required to maintain and expand our relationships with our existing customers and find new customers for our services.  There is no guarantee that our management can succeed in maintaining and expanding these relationships.

If we encounter any of the risks described above, or if we are otherwise unable to establish or successfully operate additional capacity or increase our output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability and, consequently, our business, financial condition, results of operations, and prospects will be adversely affected.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business.  We have operations, agreements with third parties and make sales in China, which may experience corruption.  Our activities in China create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, even though these parties are not always subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees.  However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.  In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiaji Shang, our Chairman, Chief Executive Officer and President, Xiaoling Li, our Chief Financial Officer, and Changli Li, our Chief Technology Officer.  They also depend in significant part upon our ability to attract and retain additional qualified management, technical, operational and support personnel for our operations.  If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Our Chairman and Chief Executive Officer, Jiaji Shang beneficially owns approximately 30.9% of our outstanding voting securities.  As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions.  This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

We may require additional capital and we may not be able to obtain it on acceptable terms or at all.

We believe that our current cash and cash flow from operations will be sufficient to meet our present cash needs.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations.  Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of Chinese-based companies involved in the natural gas distribution and recovery industry;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows; and

•	economic, political and other conditions in China.

Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.  We were not subject to these requirements for the fiscal year ended December 31, 2008, and accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404.  Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2009, although the auditor attestation will not be required until our annual report for the fiscal year ending December 31, 2010.  We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China.  Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of natural gas investments and expenditures in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary in the PRC.  Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises.  The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value.  Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

We are a holding company.  All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC.  Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue.  The use of natural gas for commercial and residential consumption in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for natural gas.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for natural gas and materially and adversely affect our business.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in RMB.  Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans.

Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements.

However, the relevant PRC government authorities may limit our ability to purchase foreign currencies in the future.

Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.

In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts.  These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject our PRC resident stockholders to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE Notice.

The SAFE Notice requires PRC residents to register with the appropriate local SAFE branch before using assets or equity interests in their PRC entities to capitalize offshore special purpose companies, or SPVs, or to raise capital overseas.

A SAFE registration must be amended by a PRC resident if the SPV undergoes a significant event, such as a change in share capital, share transfer, merger, acquisition, spin-off transaction or use of assets in China to guarantee offshore obligations.  Moreover, if the SPV was established and owned the onshore assets or equity interests before the implementation of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006.

Our PRC resident shareholders have filed their SAFE registration with the local SAFE branch which has indicated to us that the registrations comply with applicable laws.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

The 2006 PRC Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors also governs the approval process by which a PRC company may participate in an acquisition of its assets or its equity interests. Depending on the structure of the transaction, the new regulation will require the Chinese parties to make a series of applications and supplemental applications to the government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.

However currently, compliance with the new regulations is likely to be less time consuming and less expensive than in the past.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated.  Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar.  Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.  In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, none of our raw materials and major equipment are imported.  In the event that the U.S. dollars appreciate against RMB, it will not affect our costs.

Risks Related to the Market for our Stock

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the natural gas industry;

•	customer demand for our products;

•	investor perceptions of the natural gas industry in general and our Company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price.  Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies.  For example, in late February 2007 the securities markets in the United States and other jurisdictions experienced the largest decline in share prices since September 2001.  These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

We do not intend to pay dividends on shares of our common stock for the foreseeable future, but if we intend to do so our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries.  While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  As we have accumulated sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be able to pay any dividends.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Item 2.	DESCRIPTION OF PROPERTY.

There is no private land ownership in China.  Individuals and companies are permitted to acquire land use rights for specific purposes. Our headquarters, main office building is located at No. 1703 and 1704, A Building, No. 1, Hongji Apartment, Jin Wei Road, He Bei District, Tianjin, China.

We also have natural gas pipelines in three cities, with a total length of approximately 112km, including 40km in Acheng, 60km in Dashiqiao and 12km in, Nandaihe.  We also have 10,000 square meters of land in Acheng, 20,731 square meters of land in Dashiqiao and 4,611 square meters which may potentially contain natural gas reserves.

Item 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters that were submitted during the fourth quarter of 2008 to a vote of security holders.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the OTC Bulletin Board under the symbol “CNER.OB”. The following table sets forth the high and low closing per share sales prices of our common stock as reported on the OTC Bulletin Board for the quarterly fiscal periods presented below. The quotations were obtained from the OTC Bulletin Board website and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Bid Prices
	High	Low

Year Ended December 31, 2008
1st Quarter	$1.25	$0.25
2nd Quarter	$1.45	$0.26
3rd Quarter	$0.29	$0.25
4th Quarter	$0.50	$0.12

Year Ended December 31, 2007
1st Quarter	$88.80	$7.50
2nd Quarter	$9.00	$2.50
3rd Quarter	$2.50	$2.50
4th Quarter	$2.50	$0.35

Holders

As of March 31, 2009, our common stock was held by 93 stockholders of record.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholder when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Dividends

We have never paid dividends. While any future dividends will be determined by our directors after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations.

Section 15(g) of the Securities Exchange Act of 1934 - The Penny Stock Rules

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Transfer Agent

Our independent stock transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. Their phone number is Tel. (303) 282-4800.

Recent Sales of Unregistered Securities

Except for sales previously disclosed in quarterly reports on Form 10-Q or in a current report on Form 8-K filed by us with the Securities and Exchange Commission, we have not sold any securities without registration under the Securities Act of 1933.

Item 6.	SELECTED FINANCIAL DATA.

Not applicable

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview

China New Energy Group Company is a holding company whose primary business operations are conducted through our 99% owned subsidiary SingOcean.  Through SingOcean, we control one subsidiary, Chensheng Gas, which controls our distribution network for the Nandaihe region, and two divisions, Acheng SingOcean and Dashiqiao SingOcean, which control our distribution networks for the cities of Acheng and Dashiqiao, respectively.  We generate revenues through the distribution and sale of natural gas.  We own the exclusive rights to the development and operation of natural gas distribution networks in each of Acheng, Dashiqiao and Nandaihe, and currently provide natural gas to approximately 61,000 industrial, commercial and domestic consumers in these cities.  We anticipate that we will be able to extend these distribution networks to serve the approximately 115,000 industrial, commercial and domestic consumers in these cities by 2010.

In 2008 we continued to expand our existing distribution networks to reach more customers in Acheng, Dashiqiao and Nandaihe, and will continue to do so in the future.  We are also working to acquire the exclusive natural gas distribution rights to additional cities, including,  the District of Daqiuzhuang , the District of Taiping County and the District of Zhongtang in Tianjin (the third largest provincial city in China after Beijing and Shanghai).

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•
Growth of China’s natural gas industry.  Currently, natural gas consumption in the PRC accounts for less than 3% of its total energy consumption.  However, driven by environmental pressure from the demand side and improvements in social infrastructure with economic growth, in the west in particular, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC.  According to the statistics of the China National Development and Reform Commission, the consumption of natural gas has increased from 24.5 billion cubic meters in 2000 to 55.6 billion cubic meters in 2006, which represented an average growth of 32.42% per year. From the 4th Annual Asia Natural Gas Congress 2008, experts anticipated that the demand for natural gas in China would grow rapidly to 150 billion cubic meters in 2010 and to 240 billion cubic meters in 2015.

•
PRC regulations promoting the use of clean energy.  The PRC’s heavy reliance on coal exceeds world-wide consumption rates (Source: Energy Information Administration, U.S. Department of Energy).  The use of coal, however, causes air pollution and other negative consequences to the environment.  In the PRC, the heavy use of unwashed coal has led to large emissions of sulfur dioxide and particulate matter.  An air pollution study conducted by the World Health Organization in 1998 showed that seven of the 10 most polluted cities in the world were located in the PRC.  As such, there have been serious environmental concerns in many countries around the world, resulting in a global trend to reduce coal usage.  In consideration of such trends, in 1996, the PRC presented a plan to raise the share of natural gas in the country’s energy mix (Source: Ninth Five-Year Plan (1996-2000)).  In many locations where natural gas supply is available, local governments often require all new residential buildings to install piped gas connections as a condition to the issuance of the construction or occupancy permits.  Before 2000, local municipal governments controlled gas distribution.  Since then, the industry has been opened to private companies, whose investments have fostered an increase in the use of natural gas in the PRC.  The PRC government has deemed the natural gas industry a suitable industry for public and private investments.

•
Expansion of our production and distribution networks.  We plan to expand our operations to acquire exclusive rights to additional natural gas reserves and to acquire exclusive rights for the development of natural gas distribution networks in cities and regions beyond those that we currently possess.  We anticipate that by the end of 2009 we will have developed and will be operating three natural gas fields and will own seven natural gas pipeline networks.

PRC Taxation

             The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operated. The company was incorporated under the international Business Companies Act of British Virgin Islands and, accordingly is exempted from payment of British Virgin Islands income taxes. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for SingOcean, Acheng SingOcean, and Dashiqiao SingOcean, whereas Chensheng Gas is being taxed on 0.8% of its annual s ales. Sales tax is at a rate of 3% on connection revenue and a sales tax is also levied on gas sales revenue at a rate of 4%.

Results of Operations

The following table summarizes certain aspects of the Company’s consolidated results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	Year Ended December 31,
	2008	2007	Change $	Change %

Revenues	7,506,522	4,919,175	2,587,347	53%

Cost of revenues	(1,904,852)	(1,098,723)	806,129	73%

Gross profit	5,601,670	3,820,452	1,781,218	47%
% of total revenues
	75%	78%
Operating Expenses
General and administrative	(1,426,846)	(-550,923)	856,073	150%
% of total revenues	19%	12%

Total Operating Income/(Loss)	4,174,824	3,249,679	925,145	28%
% of total revenues	56%	66%
Other Income and (Expenses)	4,972	11,688	(6,716)	57%
Interest income/(expense), other	14,311	(411)	14,722	3,582%
Total other expenses	(14,470)	2,818	(17,288)	(613)%
% of total revenues	0.2%	0.06
Net Income/(Loss)-before income taxes	4,160,354	3,252,497	888,007	27%
% of total revenues	55%	67%
Income tax	1,026,984	1,018,338	8,646	1%
Net income	1,819,754	2,832,889
% of total revenues	24%	58%

Revenues

Our total revenue is generated from connection fees and gas sales. The increase in revenues of $2,587,347 for the year ended December 31, 2008, is  $ 7,506,522 as compared to the year ended December 31, 2007, is  $4,919,175,  primarily due to an increase of our customer base.

Cost of Services Provided

Cost of sales consist primarily of connection costs and gas purchase cost.   The increase of $806,129 in the cost of sales for the year ended December 31, 2008 is due to expenses related to an increase in our customer base and an increase in our purchasing price of natural gas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees.  The increase of $856,073 in the selling, general and administrative expenses for the year ended December 31, 2008 is primarily due to an increase of our salaries and travelling expenses.

Net Income

The decrease in net income of $1,013,135 for the year ended December 31, 2008 is a result of an increase of our customer base.

Liquidity and Capital Resources

At December 31, 2008, our total assets were approximately $26.4 million and our total liabilities were approximately $4.4 million. Also as of December 31, 2008, we had a working capital surplus of approximately $7.8 million and accounts payable and accrued liabilities of $3.5 million, a decrease from $4.9 million in  December 31, 2007.

As of December 31, 2008, we had a total of cash and cash equivalents of $5,833,508. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	December 31
	2008	2007
Net cash provided by(used in) operating activities	(193,094)	3,486,015
Net cash provided by(used in) investing activities	(3,977,984)	(1,613,460)
Net cash provided by(used in) financing activities	7,076,302	301
Net cash inflow (outflow)	3,522,480	1,994,453

Operating Activities

Net cash used in operating activities was $193,094 for the year ended December 31, 2008, compared to $3,486,015 net cash provided by operating activities in 2007. This decrease in funds provided by our operating activities was primarily due to decrease in accounts payable and accrued expenses.

Investing Activities

 Net cash used in investing activities for the year ended December 31, 2008 was approximately $3,977,984, which is an increase of approximately $2,364,524 from net cash used in investing activities of approximately $1,613,460 for the same period of 2007 as increase in pipelines investment and natural gas transportation equipment in 2008.

Financing Activities

Our debt to equity ratio (total debt /total assets) was 16.65 % as of December 31, 2008.  Net cash provided by financing activities for the year ended December 31, 2008 was approximately $7,076,302, which is an increase of approximately $7,076,001 from approximately $301 net cash provided by financing activities during the same period of 2007.  The increase of the cash provided by financing activities was mainly attributable to the fund raising in 2008.

On August 20, 2008, we completed a private placement in which we sold to China Hand Fund I, L.P.,  China Hand, and its designees 1,857,373 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, or the Series A Preferred Stock, and warrants to purchase 13,001,608 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9,000,000.  As a result of this private placement, we raised approximately $9 million in gross proceeds, which left us with approximately $6.8 million in net proceeds after the deduction of offering expenses in the amount of approximately $2.2 million.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

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

Inflation

Our business, revenues and operating results have not been affected in any material way by inflation.

Critical Accounting Policies

Plant and Equipment

Plant and equipment is stated at cost. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets as follows:

Computer equipment	3 years
Furniture & fixtures	5 years
Office equipment	5 years
Exploration equipment	5 years
Motor vehicles	5 years
Gas transportation vehicles	5 years
Gas station	20-25 years
Underground gas pipelines	20-25 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

Intangible Assets

Intangible assets consist of land use rights in both Daishiquiao City and Acheng City, and Nandaihe.

According to Chinese regulations, land belongs to the nation. Land use rights refer to the purchase of the legal right to use land from the government. The term of the land use rights is 50 years. The land use rights are amortized using the straight-line method over their estimated useful life of 50 years.

Inventories

Inventories consist of Integrated Circuit (IC) cards, Gas meters, Polyethylene (PE) valves and natural gas and are valued at the lower of cost or market value using the weighted average cost method of accounting.

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  Natural gas revenues are recorded based on the amount of product delivered to customers through pipelines and checked by gas meters.

Connection fees which relate to the hookup from the street pipeline to the customer are charged to both residential and commercial customers. This revenue segment accounts for a majority of the Company’s revenue. The connection fees are recognized as revenue upon the completion of the jobs by the contractor, the installation being checked and accepted by the Company’s technical staff, and acceptance by the customer.

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2008 and 2007, no impairment loss has been recognized.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

Item 8.	FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Prior to our reverse acquisition transaction with Willsky Development, our independent registered public accounting firm was Webb & Co., P.A, , or Webb & Co., while Willsky Development’s independent registered public accounting firm was Gruber & Company, LLC, or Gruber.  On March 28, 2008, concurrent with the change in control transaction discussed above, our board of directors approved the dismissal of Webb & Co. as our independent auditor, effective immediately.  Concurrent with the decision to dismiss Webb & Co. as our independent auditor, our board of directors elected to continue the existing relationship of Willsky Development with Gruber and appointed Gruber as our independent auditor.

Webb & Co.’s reports on our financial statements as of and for the fiscal years ended July 31, 2007 and 2006, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal year ended July 31, 2007 contained a going concern qualification as to the Company’s ability to continue.

In connection with the audits of the fiscal years ended July 31, 2007 and 2006, and during the subsequent interim period through March 28, 2008, there were (1) no disagreements with Webb & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Webb & Co., would have caused Webb & Co. to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(iv) of Regulation S-K.

During our two most recent fiscal years (ended July 31, 2007 and 2006) and from August 1, 2007 to March 28, 2008, we did not consult Gruber with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that Gruber concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

We provided Webb & Co. with a copy of this disclosure on March 28, 2008, providing Webb & Co. with the opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of its views, or the respect in which Webb & Co. does not agree with the statements contained herein. To date, no such letter has been received by us.

On November 27, 2008, our board of directors approved the dismissal of Gruber as our independent auditor, and engaged the accounting firm of Child, Van Wagoner & Bradshaw PLLC, or CVWB, to take over the audit responsibilities.

During the our two most recent fiscal years and any subsequent interim period through to the date of the our engagement of CVWB, we did not consult CVWB with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that Gruber concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

Gruber audited our financial statements for the fiscal years ended December 31, 2006 and 2007, and Gruber’s report is included in our Current Report on Form 8-K filed on March 31, 2008. Gruber’s report on our financial statements for the fiscal years ended December 31, 2006 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During Gruber’s tenure as our auditor for the fiscal years ended December 31, 2006 and 2007, and the subsequent interim period through to the date Gruber’s replacement, (1) there were no disagreements between the us and Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gruber’s satisfaction, would have caused Gruber to make reference to the subject matter of the disagreement in connection with its report; and (2) Gruber did not advise the us of any reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-K.

We provided Gruber with a copy of this disclosure on December 5, 2008, providing Gruber with the opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of its views, or the respect in which Gruber does not agree with the statements contained herein. To date, no such letter has been received by us.

Item 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008, and was effective during the entire year ended December 31, 2008.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jiaji Shang	55	Chairman, CEO & President
Chunming Guo	49	Director
Yangkan Chong	54	Director
John D. Kuhns	59	Director
James Tie Li	41	Director
Xiaoling Li	56	Chief Financial Officer and Treasurer
Changli Li	47	Chief Technology Officer

JIAJI SHANG.  Mr. Shang became our Chairman, Chief Executive Officer and President on March 28, 2008.  Since 2001, Mr. Shang has served as Chairman of Eternal International.  Mr. Shang has 25 years of experience of corporation management and created several strong companies, which have good track records.  Additionally, Mr. Shang is dedicated to Greenhouse Gas Reduction and Environmental Protection businesses.  Mr. Shang is also active in participating in and promoting the Clean Mechanism Development (CDM) in China.  Mr. Shang holds a masters degree from Wisconsin International University at Ukraine.

CHUNMING GUO.  Mr. Guo became our director on April 27, 2008.  Since founding SingOcean on January 19, 2004, Mr. Guo has served as its Chairman, President and Chief Executive Officer. Prior to this, Mr. Guo served as the Development manager of Tianjin Gas from February 1997 to January 2004.

YANGKAN CHONG.  Mr. Chong became our director on April 27, 2008 and has served as SingOcean’s Vice Chairman since October 2006.  Prior to this, Mr. Chong served as the Senior Development Manager of CLP Group (Hong Kong) from May 2002 to July 2006.  Mr. Chong holds a bachelors degree in engineering from the University of Singapore and a masters degree in mechanical engineering from the National University of Singapore.

JOHN D. KUHNS.  Mr. Kuhns became our director on October 28, 2008.  Mr. Kuhns has over 30 years of experience in the hydroelectric, power technology and alternative energy industries. In 1981, Mr. Kuhns founded Catalyst Energy, one of the first publicly traded independent power producers in the United States; Mr. Kuhns served as the president and chief executive officer of Catalyst until 1988. Mr. Kuhns served as the chairman and chief executive officer of New World Power Corporation from 1992 to 1996, during which time he worked on the development and financing of hydroelectric projects in China, Argentina, Costa Rica and Mexico, and formed a joint venture with Wuhan Steam Turbine, a state-owned enterprise owned by the City of Wuhan in China to develop hydroelectric projects in Asia. Mr. Kuhns is currently the president, chief executive officer, director and controlling shareholder of Kuhns Brothers, Inc., an investment banking firm founded by Mr. Kuhns in 1986, that specializes in providing financing for power technology ventures and infrastructure companies operating in China. Mr. Kuhns is also a principle of China Hand Fund I, LLC, a hedge fund that focuses on investing in China.  Mr. Kuhns obtained Bachelor of Arts degrees in Sociology and Fine Arts from Georgetown University, a Master of Fine Arts degree from the University of Chicago, and a Master's of Business Administration degree from the Harvard Business School.

JAMES TIE LI.  Mr. Li became our director on October 28, 2008.  Mr. Li has extensive investment banking and entrepreneur experience in the U.S. and China. Mr. Li was the founder of, and senior executive with, a number of start-up companies in China including China Hydroelectric Corporation. Mr. Li has been a consultant to Kuhns Brothers, Inc., advising on corporate finance, valuation and acquisition matters related to the firm's China-related equity financing transactions since 2006. In 2002, Mr. Li founded Columbia China Capital Group, a U.S. based boutique investment firm advising Asian firms in mergers and acquisitions, public listing and growth strategy.  Mr. Li obtained a Bachelor of Science degree in accounting from City University of New York and a Master of Business Administration degree from the Columbia University Graduate School of Business. Mr. Li is a Chartered Financial Analyst and a Certified Public Accountant licensed in the State of New Jersey.

XIAOLING LI.  Ms. Li became our Chief Financial Officer and Treasurer on March 28, 2008 and has served as SingOcean’s Chief Financial Officer since May 2005.  Prior to this, Ms. Li served as the CFO of Eternal Towering Decoration Designing and Engineering (Tianjin) Ltd. from January 2000 to May 2005.  Ms. Li holds a degree in accounting.

CHANGLI LI.  Mr. Li became our Chief Technology Officer on March 28, 2008 and has served as SingOcean’s Chief Technology Officer since May 2005.  Prior to this, Mr. Li served as the CTO of Tianjin Changli Gas Project Co., Ltd. from 1997 to 2005, and as CTO of Xin Ao Gas Group.  Mr. Li holds a masters degree from Beijing University of Civil Engineering and Architecture.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Meetings of the Board of Directors

Our board of the directors is currently composed of five members: Jiaji Shang, Chunming Guo, Yangkan Chong, John D. Kuhns and James Tie Li. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During 2008, our Board met  3 times and acted by unanimous written consent 3 times.

Committees and Audit Committee Financial Expert

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function, although we may form such committees in the near future. Since we do not currently have an audit committee, we have no audit committee financial expert. Our entire Board handles the functions that would otherwise be handled by an audit committee.

In the future, we may search for a qualified independent expert who would be willing to serve on our Board and who would be willing to act as an audit committee financial expert. Before retaining any such expert, our Board would make a determination as to whether such person is both qualified and independent.

Independent Directors

We have not made a determination that any of our directors qualify as independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Policy Regarding Board Attendance

Our directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Director Compensation

No cash compensation or other compensation was paid to Messrs. Shang, Guo or Chong for services as a director during the fiscal year ended December 31, 2008 for service as a member of our Board of Directors.

At present, no written agreements have been executed regarding the compensation to Messrs. Kuhns and Li, our independent directors, for their service on our Board of Directors.  Pursuant to verbal agreements, Messrs. Kuhns and Li will each receive $20,000 annually for service on our Board of Directors.

The Board may award special remuneration to any director undertaking any special services on our behalf other than those services ordinarily required of a director. In 2008, no such special remuneration was paid to any of our directors.

All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting documentation of such expenses.

Family Relationships

There are no family relationships among our directors or officers.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended December 31, 2008, we have determined that our directors, officers, and greater than 10% beneficial owners, except as provided below, complied with all applicable Section 16 filing requirements.

The initial filing on Form 3 for each of John D. Kuhns and James Tie Li was filed late.

Item 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2008 and 2007

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nancy Reynolds,	2007	-	-	-	-	-	-	-	-
former President and Director (1)	2008	-	-	-	-	-	-	-	-
Geoffrey Alison,	2007	-	-	-	-	-	-	-	-
former CEO, President and Director (2)	2008	-	-	-	-	-	-	-	-
Jiaji Shang,	2007	-	-	-	-	-	-	-	-
Chairman, CEO and President (3)	2008	21,323	-	-	-	-	-	-	21,323

(1)	Ms. Reynolds resigned from all of her positions in May 2007 and appointed Geoffrey Alison as our sole officer and director.

(2)
On March 28, 2008, we acquired Willsky Development in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Geoffrey Alison tendered his resignation from all offices he held in our Company effective immediately and from his position as our director, which became  effective on April 27, 2008, the 10th day following the mailing by us of the Information Statement to our stockholders.

(3)	In connection with the reverse acquisition of Willsky Development on March 28, 2008, Mr. Shang was elected as our Chairman, Chief Executive Officer and President effective immediately.

Narrative to Summary Compensation Table

Employment Agreements

In connection with the reverse acquisition of Willsky Development on March 28, 2008, Mr. Shang was elected as our Chairman, Chief Executive Officer and President effective immediately.  Pursuant to an oral agreement, Mr. Shang will receive an annual salary of $200,000.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2008.

Director Compensation - 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiaji Shang	21,323	-	-	-	-	-	21,323
Chunming Guo	16,176	-	-	-	-	-	16,176
Yangkan Chong	6,668	-	-	-	-	-	6,668
John D. Kuhns	6,668	-	-	-	-	-	6,668
James Tie Li	6,668	-	-	-	-	-	6,668

Narrative to director compensation table

No cash compensation or other compensation was paid to Messrs. Shang, Guo or Chong for services as a director during the fiscal year ended December 31, 2008 for service as a member of our Board of Directors.

At present, no written agreements have been executed regarding the compensation to Messrs. Kuhns and Li for their service on our Board of Directors.  Pursuant to verbal agreements, Messrs. Kuhns and Li will each receive $20,000 annually for service on our Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our voting stock as of April 13, 2009 (i) by each person who is known by us to beneficially own more than 5% of each class our voting stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Tianjin Sing Ocean Public Utility Development Co., Ltd., Nos. 1703 and 1704, A Building, No. 1, Hongji Apartment, Jin Wei Road, He Bei District, Tianjin, China.

		Amount and Nature of Beneficial Ownership(1)
		Common Stock			Series A Convertible Preferred Stock(2)		Total
Name & Address of Beneficial Owner	Office, If Any	Shares		% of Class	Shares	% of Class	Voting Power(3)
Officers and Directors
Jiaji Shang	Chairman, CEO and President	51,026,957	(4)	51.03%	-	-	30.9%
Chunming Guo	Director	-		-	-	-	-
Yangkan Chong	Director	4,382,502		4.38%	-	-	2.7%
Xiaoling Li	Chief Financial Officer	-		-	-	-	-
Changli Li	Chief Technology Officer	-		-	-	-	-
John D. Kuhns 558 Lime Rock Road Lakeville, CT 06039	Director	6,105,468	(5)	5.8%	284,248	15.3%	9.4%
James Tie Li 22 Berkshire Way East Brunswick NJ 08816	Director	-		-	3,076	*	*
All officers and directors as a group (5 persons named above)		61,514,927		61.5%	287,324	15.3%	37.5%
5% Security Holders
Jiaji Shang	Chairman, CEO and President	51,026,957	(4)	51.03%	-	-	30.9%
Qun Wang Room 2707, 27/F Shui On Centre 6-8 Harbour Road Wanchai, Hong Kong Peoples Republic of China		26,041,146	(6)	26.04%	-	-	15.8%
Quick Rise Investments Limited Room 2707, 27/F Shui On Centre 6-8 Harbour Road Wanchi, Hong Kong Peoples Republic of China		20,000,000		20%	-	-	12.1%
Waterpower Investments Limited Room 2707, 27/F Shui On Centre 6-8 Harbour Road Wanchai, Hong Kong Peoples Republic of China		14,807,828		14.8%	-	-	9%
Keen Star Asia Holdings Limited Room 2707, 27/F Shui On Centre 6-8 Harbour Road Wanchai, Hong Kong Peoples Republic of China		9,490,865		9.5%	-	-	5.8%

		Amount and Nature of Beneficial Ownership(1)
		Common Stock			Series A Convertible Preferred Stock(2)		Total
Name & Address of Beneficial Owner	Office, If Any	Shares		% of Class	Shares	% of Class	Voting Power(3)
Eternal International Holding Group Limited Room 2707, 27/F Shui On Centre 6-8 Harbour Road Wanchai, Hong Kong Peoples Republic of China		9,490,865		9.5%	-	-	5.8%
Shad Stastney c/o Vicis Capital 445 Park Ave 16th floor NY,NY 10022		9,577,727	(7)	8.7%	1,368,247	73.67%	32.9%
Vicis Capital Master Fund 445 Park Ave 16th floor NY,NY 10022		9,577,727	(8)	8.7%	1,368,247	73.67%	32.9%
John D. Kuhns 558 Lime Rock Road Lakeville, CT 06039	Director	6,105,468	(5)	5.8%	284,248	15.3%	9.4%
New World Power, LLC 558 Lime Rock Road Lakeville, CT 06039		1,989,737	(9)	1.9%	284,248	15.3%	7.1%
Mary E. Fellows 558 Lime Rock Road Lakeville, CT 06039		1,251,208	(10)	1.2%	94,749	5.10%	2.7%
Dr. You-Su Lin 25B New Poly Plaza, No1 North Chaoyangmen St. Dongcheng District Beijing, China 100010		663,246	(11)	*	94,749	5.10%	2.4%
 * Less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)  Shares of Series A Preferred Stock, which are convertible into shares of our common stock on the basis of 35 shares of common stock  for each share of Series A Preferred Stock.  Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters on an as converted to common stock basis.  Therefore, each share of Series A Preferred Stock is entitled to 35 votes per share whereas each share of common stock is entitled to one vote per share.  1,857,373 shares of Series A Preferred Stock are currently issued and outstanding.

(3) Percentage total voting power represents voting power with respect to all shares of our common stock and Series A Preferred Stock, on an as-converted basis,, as a single class.  As of March 31, 2009, a total of 100,000,041 shares of our common stock and 1,857,373 shares of our Series A Preferred Stock, or 65,008,055 shares of common stock on an as-converted basis, are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(4) Includes the following shares held by entities for which Mr. Shang is deemed to be the beneficial owner: 7,592,692 shares held by Eternal International; 4,382,502 shares held by Victory Boom Investments Limited, a British Virgin Islands corporation; 20,000,000 shares held by Quick Rise Investments Limited, a British Virgin Islands corporation; 14,807,828 shares held by Waterpower Investments Limited, a British Virgin Islands corporation; and 4,243,935 shares held by Lika Investments Limited, a British Virgin Islands corporation.

(5) Includes  1,763,885 shares underlying warrants to purchase shares of our common stock, as well as the following shares held by entities for which Mr. Kuhns is deemed to be the beneficial owner: 1,989,737 shares underlying warrants to purchase shares of our common stock held by New World Power, LLC and 2,351,846 shares underlying warrants to purchase shares of our common stock held by Kuhns Brothers Inc.

(6) Includes the following shares held by entities for which Mr. Wang is deemed to be the beneficial owner: 1,898,173 shares held by Eternal International; 9,490,865 shares held by Keen Star Asia Holdings Limited, a British Virgin Islands corporation; 4,382,502 shares held by Krum Power Group Limited, a British Virgin Islands corporation; 4,382,502 shares held by Clever Keys Group Limited, a British Virgin Islands corporation; 3,188,931 shares held by Oak Lake Investments Limited, a British Virgin Islands corporation; and 2,698,173 shares held by Longwide Investments Limited, a British Virgin Islands corporation.

(7) Includes 9,577,727 shares underlying warrants to purchase shares of our common stock.

(8) Includes all shares held by Vicis Capital Master Fund for which Shad Stastney is deemed to be the beneficial owner.

(9) Includes 1,989,737 shares underlying warrants to purchase shares of our common stock.

(10) Includes 1,251,208 shares underlying warrants to purchase shares of our common stock.

(11) Includes 663,246 shares underlying warrants to purchase shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2007 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
On March 28, 2008, we consummated the transactions contemplated by a share exchange agreement, or the Share Exchange Agreement, with the owner of all issued and outstanding capital stock of Willsky Development, Eternal International, whose Chairman, Jiaji Shang, is also our Chairman, CEO and President.  Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of Willsky Development in exchange for 94,908,650 shares of our common stock.  As a result of this transaction, Eternal International became the beneficial owner of approximately 94.91% of our outstanding capital stock.  Simultaneous with the consummation of the Share Exchange Agreement, Eternal International distributed 85,417,785 shares of our common stock to its shareholders, including various entities controlled by Jiaji Shang, our Chairman, CEO and President, as a dividend.  Accordingly, following this distribution, Eternal International beneficially owned approximately 9.49% of our outstanding capital stock and Mr. Shang beneficially owned approximately 51.03% of our outstanding capital stock.

•
On March 28, 2008, we also entered into a redemption agreement, or the Redemption Agreement, with Fountainhead Capital Management Limited, or Fountainhead, and La Pergola Investments Limited, or La Pergola, beneficial owners of approximately 83.91% and 14.81%, respectively, of our outstanding common stock prior to consummation of the Redemption Agreement, whereby Fountainhead and La Pergola surrendered an aggregate of 2,000,000 shares of our common stock for redemption in exchange for our issuance of the convertible promissory note to each, or the Notes, in the aggregate principal amount of six hundred sixty thousand dollars $660,000, in favor of Fountainhead and La Pergola.  The Notes bore interest at the rate of two and one-half percent (2.5%) per annum computed on the basis of a 360 day year.  The principal and accrued interest of the Notes became payable following our consummation of a private placement transaction in which we sold or issued shares of our common stock in a manner that is exempt from the registration requirements of the Securities Act, where our gross proceeds are at least $1 million.  The Notes were paid and cancelled on August 20, 2008 following the consummation of our private placement with China Hand as described below.

•
Concurrent with the consummation of the Share Exchange Agreement, and in connection with the Redemption Agreement, we also entered into anti-dilution agreements, or the Anti-Dilution Agreements, with each of Fountainhead and La Pergola.  Pursuant to the Anti-Dilution Agreements, if we complete a private placement transaction in which we sell or issue securities in a manner that is exempt from the registration requirements of the Securities Act, where our gross proceeds are at least $8 million within twenty-four (24) months of the consummation of the Share Exchange Agreement, the total number of shares of our common stock held by Fountainhead and La Pergola will be adjusted such that the total value of all such shares held by Fountainhead is equal to $637,500 and the total value of all such shares held by La Pergola is equal to $112,500.   Following the closing of the private placement, WaterPower Investments Limited agreed to transfer an aggregate of 417,509 shares of our common stock to Fountainhead and La Pergola in lieu of the Company issuing new shares pursuant to the Anti-Dilution Agreements.

•
In connection with consummation of the transactions contemplated by the Share Exchange Agreement, we issued warrants, or the Warrants, to each of Fountainhead and La Pergola for the purchase of a number of shares of our common stock equal to an aggregate of two percent (2%) of our issued and outstanding common stock as of immediately after the closing of our next private placement transaction in which we receive gross proceeds of at least $8 million.  Following the closing of our recent private placement with China Hand, the aggregate number of shares issuable to Fountainhead and La Pergola is 3,560,193.  The term of the Warrants is 5 years and each has an exercise price equal to 150% of the purchase price per share paid by the investors in such private placement transaction, provided that if securities other than the shares of common stock are issued in such private placement transaction, then the exercise price shall be 150% of the price attributable to a share of common stock at the valuation attributable to us in the transaction on “post-money” basis.

•
On March 28, 2008, in connection with the Share Exchange Agreement, we entered into a registration rights agreement with Fountainhead and La Pergola, pursuant to which we granted piggyback registration rights to each of Fountainhead and La Pergola to include all shares of our common stock held by each of Fountainhead and La Pergola, including all shares of our common stock issueable to each of Fountainhead and La Pergola upon the exercise, conversion or exchange of other securities held by Fountainhead and La Pergola, as of the date of the execution of the Share Exchange Agreement.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by its independent registered public accounting firms for professional services rendered for the fiscal years ended December 31, 2008 and 2007, respectively:

	2008	2007

Audit fees(1)	$77,949	$117.000
Audit-related fees(2)	168,832	255,820
Tax fees(3)
All other fees(4)

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to our transactions and other matters.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by CVWB. for our consolidated financial statements as of and for the year ended December 31, 2008.

Item 15.	EXHIBITS.

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit No.	Description
2.1
Share Exchange Agreement, dated March 28, 2008, among the Company, Willsky Development, Ltd. and its shareholder [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

3.1	Certificate of Incorporation of the Company [incorporated by reference to Exhibit B to the Company’s Information Statement on Schedule 14C filed on September 12, 2007].

3.2	Certificate of Amendment of Certificate of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2008].

3.3	Bylaws of the Company [incorporated by reference to Exhibit C to the Company’s Information Statement on Schedule 14C filed on September 12, 2007].

4.1
Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 26, 2008].

4.2	Form of Warrant [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 26, 2008].

4.3
Redemption Agreement, dated March 28, 2008, among the Company, Fountainhead Capital Management Limited and La Pergola Investments Limited [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

4.4
Convertible Promissory Note, dated March 28, 2008, by the Company in favor of Fountainhead Capital Management Limited [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

4.5
Convertible Promissory Note, dated March 28, 2008, by the Company in favor of La Pergola Investments Limited [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

4.6
Anti-Dilution Agreement, dated March 28, 2008, among the Company and Fountainhead Capital Management Limited [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

4.7
Anti-Dilution Agreement, dated March 28, 2008, among the Company and La Pergola Investments Limited [Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

4.8
Common Stock Purchase Warrant issued to Fountainhead Capital Management Limited, dated March 28, 2008 [Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

4.9
Common Stock Purchase Warrant issued to La Pergola Investments Limited, dated March 28, 2008 [Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

4.10
Piggyback Registration Rights Agreement, dated March 28, 2008, by and among the Company, Fountainhead Capital Management Limited and La Pergola Investments Limited [Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.1
Series A Convertible Preferred Stock Securities Purchase Agreement, between the Company and China Hand Fund I, L.P., dated August 8, 2008 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008].

10.2
Closing Escrow Agreement, among the Company, China Hand Fund I, L.P. and Escrow LLC, dated August 8, 2008 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2008].

Exhibit No.	Description
10.3
Registration Rights Agreement, between the Company and China Hand Fund I, L.P., dated August 20, 2008 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2008].

10.4
Securities Escrow Agreement, among the Company, China Hand Fund I, L.P. and Escrow LLC, dated August 20, 2008 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2008].

10.5
Shareholders Agreement, among the Company, China Hand Fund I, L.P., Quick Rise Investments Limited, Waterpower Investments Limited and Eternal International Holding Group Limited, dated August 20, 2008 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 26, 2008].

10.6
Letter Agreement between the Company and China Hand Fund I, L.P., dated August 20, 2008 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 26, 2008].

10.7
Agreement, dated February 9, 2004, between Municipal Government of Hunchun City and Tianjin Singocean Gas Co. Ltd. (English Translation) [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.8
Da Shi Qiao Gas Pipeline Construction Project Investment Agreement between Da Shi Qiao Urban and Rural construction Bureau and TianJin Singocean Gas Co Ltd. (English Translation) [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.9
Investment Agreement of Gas Pipe Project Construction in A Cheng, dated June 10, 2005,  between Construction Bureau of A Cheng and Tianjin Singocean Public Utilities Development Co. Ltd. (English Translation) [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.10
Gas Pipeline Project Agreement between Hunchun Real Estate Bureau and Hunchun SingOcean. (English Translation) [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.11
Gas Pipeline Project Agreement between Dashiqiao Gas Management Office and Tianjin SingOcean. (English Translation) [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.12
Gas supply pipeline construction contract between Dalian LuBo Real Estate Development Co., Ltd. and Tianjin Sing Ocean Public Utility Development Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.13
Compressed Coal Bed Methane Supply Agreement between Fuxin Dali Gas Co., Ltd. and Tianjin Singocean Public Utility Development Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.14
Contract of the Gas Pipeline Installment Project in Tiancheng Community in Acheng City, dated August 8, 2007, between Tianjin Singocean Public Utility Development Co., Ltd. and China North Industry Installment Company. (English Translation) [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.15
Contract of the Gas Pipeline Installment Project in Communities in Hunchun City, dated March 2, 2007, between Hunchun Singocean Gas Project Co., Ltd. and Tianjin Lianyi Gas Related Project Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.16
Contract of the Gas Pipeline Installment Project in Saiside Community in Dashiqiao City, dated July 5, 2007, between Tianjin Singocean Public Utility Development Co., Ltd. and No.1 Branch of Tianjin Quanzhou Construction Project Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.17
Compressed Coal Bed Methane Supply Agreement between Fuxin Dali Gas Co. Ltd and Tianjin Singocean Public Utilities Development Co. Ltd. (English Translation) [Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

10.18
Methane Supply Agreement, dated March 4, 2004, between Fuxin Hongdi New Energy Co. Ltd. and Tianjin Singocean Gas Engineering Co. Ltd. (English Translation) [Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

Exhibit No.	Description
14.1
Travel Hunt Holdings, Inc. Code of Business Conduct and Ethics for Members of Management and the Board of Directors adopted on August 30, 2007 [incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on October 25, 2007].

21.1	Subsidiaries of the Company [Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on March 31, 2008].

* Filed herewith

AUDITED FINANCIAL STATEMENTS

CHINA NEW ENERGY GROUP COMPANY

DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS

Douglas W. Child, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

 To The Board of Directors and Stockholders of

China New Energy Group Company
Tianjin, China

We have audited the accompanying consolidated balance sheet of China New Energy Group Company (the Company) as of December 31, 2008, and the related consolidated statement of operations, cash flows, and changes in stockholders’ equity for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China New Energy Group Company as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 14, 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Willsky Development Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Willsky Development Ltd. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willsky Development Ltd. and Subsidiaries as of December 31, 2007 and 2006, and the results of its consolidated operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Gruber & Company, LLC

Lake Saint Louis, Missouri

April 27, 2008

China New Energy Group Company
Consolidated Balance Sheets

	December 31	December 31
	2008	2007
ASSETS

CURRENT ASSETS
Cash and equivalents	$5,833,508	$2,311,028
Accounts receivable	2,183,087	869,459
Other receivables	2,254,997	448,186
Related party receivable	84,120	-
Inventories, net	254,585	373,490
Prepayment	1,558,361	-
Other current assets	3,340	-
Total current assets	12,171,998	4,002,163

Property, plant and equipment, net	6,844,262	8,648,676
Construction in progress	5,589,551	3,057,903
Land use right	1,814,316	2,033,152
TOTAL ASSETS	$26,420,127	$17,741,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$111,660	$1,266,968
Accrued expenses	256,071	2,389,047
Accruals and other payable-Third Party	3,144,043	1,242,024
Tax payable	693,116	148,010
Dividend payable	194,000	-
TOTAL CURRENT LIABILITIES	4,398,890	5,046,049

Minority interest	180,053	97,875

STOCKHOLDERS’ EQUITY

Common Stock: 500,000,000 shares authorized, $0.001 par value, 100,000,041 and 94,908,650 shares issued and outstanding as of December 31, 2008 and 2007, respectively.	100,000	94,909
Preferred shares: 10,000,000 shares authorized, $0.001 par value, 1,857, 373 shares issued and outstanding	1,857	-
Additional paid in capital	19,725,482	5,624,310
Retained earnings (deficit)	(619,357)	4,786,707
Statutory surplus reserve fund	1,903,034	1,903,034
Accumulated other comprehensive income	730,168	189,010
Total stockholders’ equity	21,841,184	12,597,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,420,127	$17,741,894

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Consolidated Statements of Operations and Comprehensive Income

	2008	2007

Revenue	$7,506,522	$4,919,175
Cost of Sales	1,904,852	1,098,723
Gross Margin	5,601,670	3,820,452

Operating Expenses:
General and administrative expenses	1,085,191	570,773
Selling expenses	341,655	-
Total operating expenses	1,426,846	570,773
		-
Income from Operations	4,174,824	3,249,679

Other Income (Expenses):
Interest Income	14,311	(411)
Interest (expense)	(33,753)	-
Other Income (expenses)	4,972	11,688
Subsidy Income	-	(8,459)
Total other income (expense)	(14,470)	2,818

Income Before Income Tax	4,160,354	3,252,497
		-
Income Tax Provision	1,026,984	1,018,338
		-
Income Before Minority Interest	3,133,370	2,234,159

Minority interest	(438,773)	(23,946)
		-
Income from continuing Operations	2,694,597	2,210,213

Discontinued Operations:
Income from discontinued operations, net of tax	294,695	622,676
Loss on disposal of assets	(1,169,538)	-

Net Income	$1,819,754	$2,832,889

Foreign currency translation adjustment	541,158	183,671
Comprehensive income	$2,360,912	$3,016,560

Income per average share outstanding
Basic	$0.02	$0.03
Diluted	0.01	0.03

Weighted average common shares outstanding
Basic	98,727,193	94,908,650
Diluted	122,415,060	94,908,650

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Consolidated Statements of Cash Flows

	December 31,	December 31,
	2008	2007
Cash Flows from Operating Activities
Net income	1,819,754	2,832,889
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	300,296	175,612
Loss from disposal of subsidiary - discontinued	1,169,538	-
Minority interest	438,773	23,946
Changes in operating assets and liabilities
Accounts receivable	(1,313,628)	477,843
Other receivables	-	(31,511)
Prepaid expenses and other current assets	(1,558,361)	-
Inventories	118,905	354,329
Accounts payable	(1,155,308)	503,772
Accrued liabilities	(2,132,976)	(1,040,572)
Accruals - third party	1,574,807	-
Tax payable	545,106	189,707
Net cash (used in) provided by operating activities	(193,094)	3,486,015

Cash Flows from Investing Activities
Purchase of target companies	(1,894,271)	-
Addition of fixed assets	(1,701,040)	(965,487)
Addition of construction in progress	(382,673)	(647,973)
Net cash used in investing activities	(3,977,984)	(1,613,460)

Cash Flows from Financing Activities
Cash acquired from director	-	301
Proceeds from stock issuance	7,076,302	-
Net cash provided by financing activities	7,076,302	301

Effect of Changes in Exchange Rate	617,256	121,597

Net increase in cash	3,522,480	1,994,453
Cash and cash equivalents, end of year	2,311,028	316,575
Cash and cash equivalents, end of year	5,833,508	2,311,028

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	1,885,638	1,127,035
Non cash investing and financing activities
Dividend payable	194,000	-

Purchase of a subsidiary by giving up 99% Hunchun net asset and RMB 12.56 million payable due in January 2009.
Net assets given up	2,998,890
Payable	1,847,059

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Consolidated Statements of Stockholders’ Equity

								Accumulated
					Additional	Statutory		Other	Total
	Common Stock		Preferred Stocks		Paid-in	Surplus	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve Fund	Earnings	Income	Equity

BALANCE, December 31, 2006	94,908,650	$94,909			$5,277,108	$857,027	$2,843,681	$5,339	$9,078,064

Net income							2,832,889		2,832,889

Transfer						889,863	(889,863)		-

Currency translation adjustment					347,202	156,144		183,671	687,017

BALANCE, December 31, 2007	94,908,650	$94,909	$-	$-	$5,624,310	$1,903,034	$4,786,707	$189,010	$12,597,970

Shares effectively issued to former shareholders as part of the recapitalization	5,091,391	$5,091			$(5,091)				$0

Private placement			1,857,373	1,857	7,074,445				7,076,302

Deemed dividend on issuance of preferred stock					7,031,818		(7,031,818)		-

Preferred stock dividend							(194,000)		(194,000)

Net Income							1,819,754		1,819,754

Currency translation adjustment								541,158	541,158

BALANCE, December 31, 2008	100,000,041	$100,000	$1,857,373	$1,857	$19,725,482	$1,903,034	$(619,357)	$730,168	$21,841,184

The accompanying notes are an integral part of these consolidated financial statements

China New Energy Group Company
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

1．	The Company

China New Energy Group Company (the “Company”) was incorporated on March 28, 2008 in the state of Delaware USA. The principal activity of the Company is investment holding. Details of the Company’s subsidiary and its subsidiary’s branch companies and subsidiary (which together with the company are collectively referred to as the “Group”) and their principal activities as of December 31, 2008 and 2007 were as follows:

Name	Place of Registration	Percentage of equity interest attributable to the Group	Principal Activities
Willsky development LTD.*	BVI	100%	Investment Holding
Tianjin Sing Ocean Public Utility Development Co. Ltd. (“TSOPUDCD”)**	The PRC	99%	Investment Holding
QinHuangDao ChenSheng Gas Co,Ltd.*** (QHDCSGCL)	The PRC	100%	Construction of District Gas-pipeline and supply of natural gas
Tianjin Sing Ocean Public Utility Development Co,Ltd.-Acheng Division (“TSOPUDCL-AD”)****	The PRC		Construction of District Gas-pipeline and supply of natural gas
Tianjin Sing Ocean Public Utility Development Co,Ltd.-DashiqiaoDivision (“TSOPUDCL-DD”)*****	The PRC		Construction of District Gas-pipeline and supply of natural gas

*  Willsky Development LTD. was incorporated on May 31, 2005 in the British Virgin Islands.

**  TSOPUDCD is an equity joint venture established in the PRC to be operated for a period of 50 years until January 18, 2054. It is a subsidiary of the Company and it’s consolidated into the Company’s financial statements.

*** （QHDCSGCL）On September 16, 2008, we, through our 99%-owned subsidiary Tianjin SingOcean Public Utility Development Co., Ltd., entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng Gas, in exchange for our 99% ownership in Hunchun SingOcean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun SingOcean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, we entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng Gas.  Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng Gas from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million).  The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng Gas, and Tianjin SingOcean now owns 49% of the equity of Chensheng Gas.

****  TSOPUDCL-AD and TSOPUDCL-DD are the branch divisions of the Company and established in the PRC to be operated for a period of 5 years until December 28, 2010 and 50 years until January 18, 2054.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation
The financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC.  All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

(b) Use of Estimates
In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods.

(c) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year classifications because of the acquisition of Qinhuangdao Chensheng Gas Ltd.

(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008 and 2007, the Group did not have any cash equivalents. The cash balance as of December 31, 2008 includes $221,152 held by the Escrow agent for expenses relating to investor and public relations.

(e) Plant and Equipment
Plant and equipment is stated at cost. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets as follows:

Computer equipment	3 years
Furniture & fixtures	5 years
Office equipment	5 years
Exploration equipment	5 years
Motor vehicles	5 years
Gas transportation vehicles	5 years
Gas station	20-25 years
Underground gas pipelines	20-25 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

(f) Intangible Assets
Intangible assets consist of land use rights in both Daishiquiao City and Acheng City, and Nandaihe.

According to Chinese regulations, land belongs to the nation. Land use rights refer to the purchase of the legal right to use land from the government. The term of the land use rights is 50 years. The land use rights are amortized using the straight-line method over their estimated useful life of 50 years.

(g) Inventories
Inventories consist of Integrated Circuit (IC) cards, Gas meters, Polyethylene (PE) valves and natural gas and are valued at the lower of cost or market value using the weighted average cost method of accounting.

(h) Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, In accordance with Statement of Financial Accounting Standards No. 142 or SFAS No. 142, “Goodwill” and Other Intangible Assets”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(i) Impairment of Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2008 and 2007, no impairment loss has been recognized.

(j) Income Taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Also, the Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

(k) Revenue Recognition
We recognize revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  Natural gas revenues are recorded based on the amount of product delivered to customers through pipelines and checked by gas meters.

Connection fees which relate to the hookup from the street pipeline to the customer are charged to both residential and commercial customers. This revenue segment accounts for a majority of the Company’s revenue. The connection fees are recognized as revenue upon the completion of the jobs by the contractor, the installation being checked and accepted by the Company’s technical staff, and acceptance by the customer.

(l) Foreign Currency Transactions
The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the periods ended December 31, 2008 and 2007.

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

(n) Earnings Per Share
Basic earnings per share (EPS) is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.  The numerators and denominators used in the computations of basic and dilutive EPS are presented in the following table:

	Years ended December 31,
	2008	2007
Numerator for basic and diluted EPS
Net income	$1,819,754	$2,832,889

Denominator for basic and diluted EPS
Weighted average shares of common stock outstanding	98,727,193	94,908,650
Weighted average shares of preferred stock outstanding	23,687,867	0
Total shares	122,415,060	94,908,650

EPS – basic	$.02	$.03
EPS – diluted	$.01	$.03

(o) Accumulated Other Comprehensive Income
Accumulated other comprehensive income represents the change in equity of the Group during the periods presented from foreign currency translation adjustments.

(p) Profit Appropriation
In accordance with PRC regulations, the Company is required to make appropriations to the statutory surplus reserve, based on after-tax net income determined in accordance with PRC GAAP. Appropriation to the statutory surplus reserve should be at 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Statutory surplus reserve is non-distributable other than in liquidation.

(q) Accounts Receivable
The connection fees are recognized as revenue upon the completion of the connection pipelines by the contractor. The portion that is not received in cash is recorded as accounts receivable.  No provision policy is currently in place. Furthermore, over the last 2 years, we have not experienced any bad debts from customers.

(r) Minority Interest
As of December 31, 2008, Tianjin Huan Long Trading held the 1% Minority interest of Tianjin SingOcean.

(s) Discontinued Operations
Effective September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun SingOcean including substantially all of the assets.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun SingOcean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008 and 2007.

(t) Seasonality
Our pipeline distribution networks are primarily located in northeastern China, which is extremely cold during the winter months.  During such time, we are unable to construct primary gas pipelines.  However, if a primary pipeline is already in place, we are able to connect new customers to our distribution network during the winter months.

Additionally, gas consumption by residential customers is higher in the winter months for heating purposes, and we see a corresponding increase in usage during that time.

3. Reverse Acquisition
On March 28, 2008, Travel Hunt Holdings, Inc. completed a reverse acquisition transaction with Willsky Development whereby Travel Hunt Holdings, Inc. issued to the shareholder of Willsky Development 94,908,650 shares of Travel Hunt Holdings, Inc common stock in exchange for all of the issued and outstanding capital stock of Willsky Development. Simultaneous with the consummation of the Share exchange agreement, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of Travel Hunt Holdings, Inc. common stocks as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of Travel Hunt Holdings, Inc. outstanding capital stock.

Willsky Development thereby became Travel Hunt Holdings, Inc.’s wholly-owned subsidiary and the former shareholders of Willsky Development became Travel Hunt Holdings, Inc. controlling stockholders.

For accounting purposes, the acquisition will be accounted for as a recapitalization effected by a share exchange, and the transaction treated as a reverse acquisition with Willsky Development as the acquirer and Travel Hunt Holdings, Inc. as the acquired party. The assets and liabilities of the acquired entity (Willsky) will be brought forward at their book value and no goodwill will be recognized.

On May 27, 2008, we changed our name from Travel Hunt Holdings, Inc. to China New Energy Group Company.

4. Plant and Equipment, net
	December 31 2008	December 31 2007
	US$	US$
Cost
Leasehold Improvements	-	59,568
Office Equipment	33,893	84,173
Motor Vehicles	187,137	32,137
Gas Transportation Vehicles	424,937	75,021
Gas Station	2,102,612	6,631,055
Underground Gas Pipelines	4,723,520	2,088,889
	7,472,099	8,970,843

Accumulated depreciation
Leasehold Improvements	-	59,568
Office Equipment	22,779	34,244
Motor Vehicles	22,953	22,496
Gas Transportation Vehicles	11,974	38,761
Gas Station	148,146	115,703
Underground Gas Pipelines	421,985	51,395
	627,837	322,167

Carrying value
Leasehold Improvements	-	-
Office Equipment	11,114	49,929
Motor Vehicles	164,184	9,641
Gas Transportation Vehicles	412,963	36,260
Gas Station	1,954,466	6,515,352
Underground Gas Pipelines	4,301,535	2,037,494
	6,844,262	8,648,676

The gas pipelines, gas station, and other constructed assets belong to the Company, not to the municipalities or other units that contract with the Company to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

5. Intangible Assets, net

	December 31 2008	December 31 2007
	US$	US$
Cost:
Land use rights	1,790,882	357,035
Goodwill	58,974	58,974
Gas well exploration rights	-	1,642,800
	1,849,856	2,058,809
Accumulated amortization:
Land use rights	35,541	25,657
Goodwill	-	-
Gas well exploration rights	-	-
	35,541	25,657
Carrying value:
Land use rights	1,755,341	331,378
Goodwill	58,974	58,974
Gas well exploration rights	-	1,642,800
	1,814,316	2,033,152

Gas well exploration rights is no longer in existence after the 99%　interest in Hunchun was swapped out with the 49% in Chengshen Gas as of September 30, 2008.

6. Other Receivables and Other Payables

 Other receivables consist of the following:

	As of Dec 2008	As of Dec 2007

Due from East Ocean	$1,416,707	$0
Other receivables	838,290	448,186
Total	$2,254,997	$448,186

Other receivables are unsecured, interest free, and have no fixed repayment date.

Due From East Ocean: Hunchun was disposed off to East Ocean in September 2008. This amount is incurred as part of Hunchun’s operating costs and is thus payable by Hunchun to the Group before September 2008. As of September 2008, this amount payable to the Group is assumed by East Ocean.

Other receivables are mainly comprised of an amount due from Dashi Qiao construction bureau.  This deposit will be refunded back to the Group once certain construction milestones are completed.

Accruals and Other Payable-Third Party

Accruals and other payable –Third Party consist of the following:

	As of December 31,
	2008	2007

Purchase of Chensheng	$1,838,946	$ 0
Contractors and Suppliers	762,882	609,874
Other payable and accrued expenses	542, 215	632,150
Total	$3,144,043	$1,242,024

The purchase of 51% stake in chengsheng took place in December but the amount remained unpaid as of December 31, 2008.

Contractors and suppliers consist of payments to be made to contractors and suppliers involved in the construction of pipelines.

Other payables and accrued expenses in 2008 are comprised mainly of payment for operating expenses prior to the private placement. In 2007, this item refers to amounts due to East Ocean for projects acquired from East Ocean.

7. Income Taxes

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operated. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2008. A subsidiary of the Company was incorporated under the international Business Companies Act of British Virgin Islands and, accordingly is exempted from payment of British Virgin Islands income taxes. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for TSOPUDCD, TSOPUDCL-AD, and TSOPUDCL-DD, whereas QHDCSGCL is being taxed on 0.8% of its annual sales.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.  The current year tax was $1,026,984 and $1,018,338 for fiscal years 2008 and 2007, respectively.  The Company has recorded no deferred tax assets or liabilities as of December 31, 2008 and 2007, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	December 31,
Income Tax Expenses	2008	2007
Current	$1,026,984	$1,018,338
Deferred	-	-
Total	$1,026,984	$1,018,338

The Group is also subject to value-added tax ("VAT") for sales transactions incurred before December 31, 2008 and 2007.

8. Retirement and Welfare Benefits
The Group has no retirement plans or post-employment benefits for certain of its employees.

9. Related Party Transactions
As of December 31, 2008 and 2007, the Group has the following balances payable to related parties:-
(a) Tianjin Nan Yang Electromechanical Equipment Installation Project Co. ("Nan Yang"), a shareholder of the Company's subsidiary TSOPUDCD.
(b) Eternal International Holding Group Ltd. ("Eternal"), a shareholder of the Company.
(c) Guo Chun Ming is the director of the Company and its subsidiary.
(d) Qu Qiangxi is the director of the subsidiary.

	December 31 2008	December 31 2007
	US$	US$
Nan Yang	-	27,380
Eternal	-	83,235
Guo Chun Ming	-	33,218
Qu Qiangxi	-	4,177
	-	148,010

The balances have no stated terms for repayment and are not interest bearing.

10.	Concentrations and Credit Risk
The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.  Financial instruments that potentially subject the Group to a concentration of credit risk consist of cash and accounts receivable.

In 2008, revenue attributed to connection fees was 92 % of total revenue whereas gas revenue contributed to the remaining 8%.

Connection revenue generated from two major customers for the year ended December 31, 2008 accounted to 61 % of total connection revenue.

One major customer accounted for $3,742,677 (54%) and the other major customer accounted for $460,637 (7%) of total connection revenue.

At December 31, 2008, these two major customers accounted for 19 % and 11% of net accounts receivable respectively.

The Company does not require collateral to support financial instruments that are subject to credit risk.

11. Commitments and Contingencies
Rental expenses for the years ended December 31, 2008 and December 31, 2007 amounted to $135 and $9,000, respectively and are included in general and administrative expenses on the statement of operations.

The group has rental commitments totaling $107,648 for the twelve months ending December 2009.

As of December 2008 and 2007, the company did not have any contingent liabilities.

The Company is obligated to provide uninterrupted piped gas to connected users and to ensure the safety in the process of piped gas operations. The volume of gas to be supplied by the Company will grow with the increase of gas users. The Company has selected three qualified gas resource suppliers to ensure the stable operation to meet its obligation.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote

12. Operational Rights and Right to Supply and Operate Gas Pipeline
The Group has signed an “Investment Agreement of Piped Gas Project Construction in Dashiqiao” which states that the Group is in charge of operations and management of the piped gas project in Dashiqiao. On June 16, 2005, the Dashiqiao City Construction Bureau gave the Company a certificate which confirmed that the Group has exclusive operational rights for thirty years in Dashiqiao city. The Group receives a connection fee of 2,600 RMB ($380) per user.

The Group has signed an “Investment Agreement of Piped Gas Project Construction in Acheng” which states that the Group has the exclusive right to invest in and operate the gas pipeline system in Acheng for thirty years. The Group receives a connection fee of 2,000 RMB ($293) per user.

The Group has signed an “Investment Agreement of Piped Gas Project Construction in Qinhuangdao ” which states that the Group has the exclusive right to invest in and operate the gas pipeline system in Qinhuangdao for twenty-five years. The Group receives a connection fee of 2,400 RMB ($351) per user.

13. Environmental Matters
The Company does not anticipate any material future cash requirements to environmental issues. If circumstances change, the Company will record the estimated charges to return the sites to their original condition.

14. New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” and is effective for fiscal years beginning after December 5, 2008.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

15. Capital Stock Transactions
Series A Convertible Preferred Stock

In connection with the August 20, 2008 private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate").  Pursuant to the Certificate, there are 10,000,000 shares of Series A Convertible Preferred Stock  ("Preferred Stock") authorized.  On August 20, 2008, the Company issued 1,857,373 shares of Preferred Stock to China Hand Fund I, LLC.  Pursuant to the terms of the Certificate, the holders of the Preferred Stock will be entitled to cumulative dividends at a rate of 6% of the price paid per share, as may be adjusted in accordance with the Certificate, per annum compounded daily and payable semi-annually. In addition to the right to vote as a separate class of securities, the holders of the Preferred Stock are entitled to vote together with the holders of the Company’s common stock, with each such holder of Preferred Stock entitled to the number of votes equal to the number of shares of the Company’s common stock in to which such Preferred Stock would be converted if converted on the record date for the taking of a vote.

Each share of Preferred Stock is initially convertible, at any time at the sole option of the holder of such Preferred Stock, into 35 shares of the Company’s common stock, subject to future adjustments as provided for in the Certificate. The Preferred Stock shall automatically convert into shares of the Company’s common stock immediately prior to any transaction resulting in a change in control of the Company. Further, the Company shall have the right to convert the preferred stock at any time following the achievement of certain performance milestones as prescribed by the Certificate. The Company has determined that there is no derivative liability attached to the preferred stock conversion rights as of December 31, 2008.

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

Warrants

In connection with consummation of the transactions contemplated by the Share Exchange Agreement, we issued warrants, or the Warrants, to each of Fountainhead and La Pergola for the purchase of a number of shares of our common stock equal to an aggregate of two percent (2%) of our issued and outstanding common stock as of immediately after the closing of our next private placement transaction in which we receive gross proceeds of at least $8 million.  Following the closing of our recent private placement with China Hand, the aggregate number of shares issuable to Fountainhead and La Pergola is 3,560,193.  The term of the Warrants is 5 years and each has an exercise price equal to 150% of the purchase price per share paid by the investors in such private placement transaction, provided that if securities other than the shares of common stock are issued in such private placement transaction, then the exercise price shall be 150% of the price attributable to a share of common stock at the valuation attributable to us in the transaction on “post-money” basis.

On August 20, 2008, the Company consummated a private placement transaction in which it issued and sold to China Hand Fund I, LLC 1,857,373 shares of the Company's Series A Preferred Stock and warrants to purchase 13,001,608 shares of the Company's common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9 million.  Currently, none of the warrants have been exercised. The warrants qualify as permanent equity under the provisions of EITF 00-19.

The fair value of the 13,001,608 warrants issued with the Series A Convertible Preferred Stock was $1,968,182. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years, (2) volatility of 66%, (3) risk free interest rate of 3% and dividend rate of 0%.
16. Acquisitions of Subsidiary

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

On December 10, 2008, we entered into an Agreement for Equity Transfer (the “Agreement”) with the holders of 51% of the outstanding equity in Qinhuangdao Chensheng Gas Co. Ltd. (“Chensheng Gas”)  Pursuant to the Agreement, the Company agreed to purchase 51% of the outstanding equity of Chensheng Gas from 17 individuals (the “Sellers”) for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million) (the “Purchase Price”).  The Company does not  have any material relationship with the Sellers other than in respect of the Agreement itself and the Company’s ownership of the remaining 49% equity interest in Chensheng Gas.  Following the consummation of the transaction, the Company will own 100% of the equity of Chensheng Gas.

The Company adopted SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002. The results of Chensheng and the estimated fair market values of the assets and liabilities have been included in the Company’s consolidated financial statements from the date of acquisition. The purchase price for Chensheng was allocated to the assets acquired and liabilities assumed of Chensheng. All assets and liabilities assumed, based on their fair values as follows:

Accounts receivable	$765,210
Other receivables	50,271
Prepaid expenses	6,132
Inventories	48,604
Plant and equipment	887,769
Construction in progress	262,627
Intangible assets	144,208
Accounts payable	(39,592)
Taxes payable	(188,059)
Related party payables	(68,916)
Other payables	(29,309)
Net assets acquired	$1,838,946
Less: Purchase Consideration (net of cash received)	(1,838,946)
No Goodwill	0

17. Discontinued Operations

Effective September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun SingOcean, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun SingOcean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008 and 2007.

The Company recognized a loss on disposal of subsidiary of $1,169,538, representing the excess of the book value of assets sold over purchase consideration received at closing.

Total revenues related to the discontinued operations were $1,497,000 and $1,367,700, and income from discontinued operations was $294,695 and $622,676 for the years ended September 30, 2008 and December 31, 2007, respectively.

There were no assets or liabilities of Hunchun SingOcean in the consolidated balance sheet as of December 31, 2008 and the results of operations have been reclassified as income from discontinued operations in the consolidated statements of operations for all dates and periods presented.

18. Subsequent Events

On January 2009, Daishiqiao Division became a 100% owned subsidiary of the Group Company.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  April 15, 2009

CHINA NEW ENERGY GROUP COMPANY

By:	/s/ Jiaji Shang
Jiaji Shang
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jiaji Shang	Chief Executive Officer, President, and Chairman of the Board
Jiaji Shang	(Principal Executive Officer)

/s/ Xiaoling Li	Chief Financial Officer (Principal Financial and Accounting
Xiaoling Li	Officer)

/s/ Chunming Guo	Director
Chunming Guo

/s/ Yangkan Chong	Director
Yangkan Chong

/s/ John D. Kuhns	Director
John D. Kuhns

/s/ James Tie Li	Director
James Tie Li

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications