Form 10-Q
period 2009-03-31
China New Energy Group CO
filed 2009-05-20
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-83375

CHINA NEW ENERGY GROUP COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0972647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20/F, Center Plaza, No.188 Jie Fang Road
He Ping District, Tianjin, China     300042
(Address of principal executive offices, Zip Code)

(86 22) 5829 9778
(Registrant’s telephone number, including area code)

No. 1703 and 1704, A Building, No. 1, Hongji Apartment, Jin Wei Road
He Bei District, Tianjin, China

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	100,000,041
Series A Convertible Preferred Stock, $0.001 par value	1,857,373
Series B Convertible Preferred Stock, $0.001 par value	1,116,388

Quarterly Report on FORM 10-Q

Three Months Ended March 31, 2009

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China New Energy Group Company
Condensed Consolidated Financial Statements
For the three months ended
March 31, 2009
(Stated in US dollars)

China New Energy Group Company
Condensed Consolidated Financial Statements
Three months ended March 31, 2009

CHINA NEW ENERGY GROUP COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,854,769	$5,833,508
Accounts receivable, net of allowances of $0	1,685,239	2,183,087
Other receivables	2,371,165	2,254,997
Inventories, net	284,438	254,585
Related parties receivables	-	84,120
Prepayment	1,874,575	1,558,361
Other current assets	2,338	3,340

Total current assets	10,072,524	12,171,998

Property, plant and equipment, net	6,797,934	6,844,262
Construction in progress	5,673,904	5,589,551
Intangible assets, net	1,837,165	1,814,316
Total assets	$24,381,527	$26,420,127

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$226,031	$111,660
Accrued expenses	253,084	256,071
Other payables	1,247,850	3,046,393
Related party payables	97,912	97,650
Tax payable	221,209	693,116
Dividend payable	329,000	194,000
Total current liabilities	2,375,086	4,398,890

Commitments and contingencies (Note 12)

Equity

China New Energy Group Company stockholders’ equity
Common stock: (500,000,000 shares authorized, $0.001 par value, 100,000,041 shares issued and outstanding)	100,000	100,000
Preferred shares: (10,000,000 shares authorized, 1,857,373 shares issued and outstanding)	1,857	1,857
Additional paid in capital	19,725,482	19,725,482
Accumulated deficits	(1,072,302)	(619,357)
Statutory surplus reserve fund	1,903,034	1,903,034
Accumulated other comprehensive income	719,379	730,168

Total China New Energy Group Company stockholders’ equity	21,377,450	21,841,184

Non-controlling interest	628,991	180,053

Total equity	22,006,441	22,021,237

Total liabilities and equity	$24,381,527	$26,420,127

See accompanying notes to unaudited condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS – (UNAUDITED)
(Stated in US Dollars)
	For The Three Months Ended
	March 31
	2009	2008

Revenue	$325,017	$101,755

Cost of sales	262,500	75,937
Gross profit	62,517	25,818

Operating Expenses
General and administrative expenses	408,199	246,419

Total operating expenses	408,199	246,419

Net operating loss	(345,682)	(220,601)

Other Income (expenses)
Interest income	8,357	-
Interest (expenses)	(671)	(124)
Other income	93	-

Total other income (expenses)	7,779	(124)

Loss from continuing operations, before income taxes	(337,903)	(220,725)
Income taxes	(997)	-
Loss from continuing operations, net of tax	(338,900)	(220,725)
Loss from discontinued operations, net of tax	-	(17,838)
Net Loss	(338,900)	(238,563)
Add: Net loss attributable to non controlling interest	20,955	1,166

Net loss attributable to China New Energy Group Company	(317,945)	(237,397)

Other comprehensive income:
Foreign currency translation	(10,789)	127,843
Comprehensive loss attributable to the non-controlling interest	5,026	1,291

Comprehensive loss attributable to China New Energy Group Company	$(323,708)	$(108,263)

Loss per share – Basic and Diluted:

Loss from continuing operations attributable to the Company's common stockholders	$(0.00)	$(0.00)
Discontinuing operations attributable to the Company's common stockholders	$(0.00)	$(0.00)
Net loss attributable to the Company's common stockholders	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted Weighted average shares outstanding:	100,000,041	100,000,000

See accompanying notes to unaudited condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended
	March 31
	2009	2008
Cash flows from operating activities
Net (loss) attributable to the Company	$(317,945)	$(237,397)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss attributable to non-controlling interest	(20,955)	(1,166)
Depreciation	90,836	40,290
Amortization	3,193	2,044

Changes in operating assets and liabilities:
Accounts receivable	497,969	358,960
Other receivables	(111,480)	-
Inventories	(29,838)	223,063
Prepayment	(316,117)	12,201
Other current assets	1,002	-
Accounts payable	114,362	(276,517)
Accrued expense	(3,002)	(332,724)
Other payables	(1,798,281)	-
Tax payable	(471,940)	1,620

Net cash provided by (used in) operating activities	(2,362,196)	(209,626)

Cash flows from investing activities
Addition of fixed assets	(44,108)	(407)
Addition of construction in progress	(84,025)	(228,005)
Repayment from related parties	77,515	-

Net cash used in investing activities	(50,618)	(228,412)

Cash flows from financing activities
Contribution from non-controlling interest	438,852	59,656

Net cash flows provided by financing activities:	438,852	59,656

Effect of exchange rate changes in cash	(4,777)	60,043

Net increase (decrease) in cash	(1,978,739)	(318,339)

Cash- beginning of period	5,833,508	2,311,028

Cash- end of period	$3,854,769	$1,992,689

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$-	$-

Income taxed paid in cash	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

								Accumulated
					Additional	Statutory	Retained	Other	Total
	Common Stock		Preferred Stock		Paid-in	Surplus	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve Fund	(Deficit)	Income	Equity

BALANCE, December 31, 2007	94,908,650	$94,909	-	$-	$5,624,310	$1,903,034	$4,786,707	$189,010	$12,597,970

Shares effectively issued to former shareholders as part of the recapitalization	5,091,391	$5,091			$(5,091)				$-

Private placement			1,857,373	1,857	7,074,445				7,076,302

Deemed dividend on issuance of preferred stock					7,031,818		(7,031,818)		-

Preferred stock dividend							(194,000)		(194,000)

Net Income							1,819,754		1,819,754

Currency translation adjustment								541,158	541,158

BALANCE, December 31, 2008	100,000,041	$100,000	1,857,373	$1,857	$19,725,482	$1,903,034	$(619,357)	$730,168	$21,841,184

Preferred stock dividend							(135,000)		(135,000)
Net Loss							(317,945)		(317,945)
Currency translation adjustment								(10,789)	(10,789)
BALANCE, March 31, 2009 - unaudited	100,000,041	$100,000	1,857,373	$1,857	$19,725,482	$1,903,034	$(1,072,302)	$719,379	$21,377,450

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Form 10K of China New Energy Group Company filed on April 15, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Organization and Nature of Business

China New Energy Group Company (the “Company”) was incorporated on March 28, 2008 in the state of Delaware USA. The principal activity of the Company is investment holding. Details of the Company’s subsidiaries and its subsidiary’s branch companies and subsidiary (which together with the Company are collectively referred to as the “Group”) and their principal activities as of March 31, 2009 were as follows:

Name	Place of Registration	% of shareholding	Principal Activities
Willsky Development LTD.	BVI	100%	Company Holding
Tianjin SingOcean Public Utility Development Co. Ltd.	The PRC	99%	Company Holding
QinHuangDao ChenSheng Gas Co, Ltd.	The PRC	100%	Construction of District Gas-pipeline and supply of natural gas
Yingkou Zhongneng Gas Development Co., Ltd.	The PRC	70%	Construction of District Gas-pipeline and supply of natural gas
China New Energy (Tianjin) Investment & Consulting Co., Ltd.	The PRC	100%	Company Holding

Willsky Development LTD. was incorporated on May 31, 2005 in the British Virgin Islands. On March 28, 2008, Travel Hunt Holdings, Inc. completed a reverse acquisition transaction with Willsky Development whereby Travel Hunt Holdings, Inc. issued to the shareholder of Willsky Development 94,908,650 shares of Travel Hunt Holdings, Inc. common stock in exchange for all of the issued and outstanding capital stock of Willsky Development. Simultaneous with the consummation of the Share exchange agreement, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of Travel Hunt Holdings, Inc. common stock as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of Travel Hunt Holdings, Inc.’s outstanding capital stock. Willsky Development thereby became Travel Hunt Holdings, Inc.’s wholly-owned subsidiary and the former shareholders of Willsky Development became Travel Hunt Holdings, Inc. controlling stockholders.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Organization and Nature of Business - continued

For accounting purposes, the acquisition was  accounted for as a recapitalization effected by a share exchange, and the transaction treated as a reverse acquisition with Willsky Development as the acquirer and Travel Hunt Holdings, Inc. as the acquired party. The assets and liabilities of the acquired entity (Willsky) were brought forward at their book value and no goodwill was recognized.

On May 27, 2008, we changed our name from Travel Hunt Holdings, Inc. to China New Energy Group Company.

Tianjin SingOcean Public Utility Development Co. Ltd. (SingOcean) is an equity joint venture established in the PRC to be operated for a period of 50 years until January 18, 2054. It is a subsidiary of the Company and it’s consolidated into the Company’s financial statements.  It has a branch division in Acheng, Tianjin SingOcean Public Utility Development Co., Ltd (Acheng SingOcean”) and established in the PRC to be operated for a period of 50 years until January 18, 2054.

QinHuangDao ChenSheng Gas Co,Ltd. (“Chensheng Gas”) - On September 16, 2008, we, through our 99%-owned subsidiary Tianjin SingOcean Public Utility Development Co., Ltd., entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng Gas, in exchange for our 99% ownership in Hunchun SingOcean Ocean Energy Co., Ltd. (“Hunchun SingOcean”).  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun SingOcean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, the Company entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng Gas.  Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng Gas from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million).  The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng Gas, and Tianjin SingOcean now owns 49% of the equity of Chensheng Gas.

Yingkou Zhongneng Gas Development Co., Ltd (Zhongneng Gas ) is a subsidiary of the Company and established in the PRC to operate a natural gas distribution network in the city of Dashiqiao.

China New Energy (Tianjin) Investment & Consulting Co., Ltd (Tianjin CNE) is a subsidiary of the Company and established in the PRC for investment holding purposes

3.	Summary of Significant Accounting Policies

(a) Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods.

(b) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year classifications because of the acquisition of Chensheng Gas.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	Summary of Significant Accounting Policies - continued

(c) Intangible Assets

Intangible assets consist of land use rights in Daishiquiao City, Acheng City, and Nan Dai He.

According to Chinese regulations, land belongs to the nation. Land use rights refer to the purchase of the legal right to use land from the government. The term of the land use rights is 50 years. The land use rights are amortized using the straight-line method over their estimated useful life of 50 years.

(d) Income Taxes

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

(e) Revenue Recognition

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

(f) Foreign Currency Transactions

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the periods ended March 31, 2009 and 2008.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	Summary of Significant Accounting Policies - continued

(g) Fair Value of Financial Instruments

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

(h) Reclassifications

Certain prior year amounts on the consolidated balance sheets have been reclassified to conform to current classifications.

4.	New Accounting Pronouncements

We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

5.	Net Loss Per Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Components of basic and diluted earnings per share were as follows:

	March 31	March 31
	2009	2008

Numerator for basic and diluted EPS:
Net loss attributable to China New Energy Group	$(317,945)	$(237,397)
Dividend accrued on Preferred Stock	(135,000)	—

Net loss – attributable to common stockholders	$(452,945)	$(237,397)

Denominator for basic and diluted LPS
Weighted average shares of common stock outstanding	100,000,041	100,000,000
Earnings per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2009 and 2008:
Weighted average shares of preferred stock outstanding	1,857,373	-
Dilutive effect of options, warrants, and contingently issuable shares	7,800,965	-
Total	9.658,338	-

6.           Inventories

Inventories consist of the following:

	March 31	December 31
	2009	2008
	(unaudited)
Raw materials	$284,438	$254,585

	$284,438	$254,585

7.           Property, Plant and Equipment, net

	March 31,	December 31,
	2009	2008

At cost
Office equipment	$78,004	$33,893
Motor vehicles	187,148	187,137
Gas transportation vehicles	424,962	424,937
Gas station	2,102,735	2,102,612
Underground gas pipelines	4,723,797	4,723,520
	7,516,646	7,472,099
Less: accumulated depreciation	(718,712)	(627,837)

	$6,797,934	$6,844,262

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gas pipelines, gas station, and other constructed assets belong to the Company, not to the municipalities or other units that contract with the Company to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

During the three months ended March 31, 2009, depreciation expenses amounted to $90,836, of which $81,281 and $9,555 were recorded as cost of sales and general and administrative expenses, respectively.

During the three months ended March 31, 2008, depreciation expenses amounted to $40,290, of which $37,991 and $2,299 were recorded as cost of sales and general and administrative expenses, respectively.

8.	Intangible Assets, net

	March 31,	December 31,
	2009	2008

At cost
Land use rights	$587,464	$587,429
Goodwill	1,289,505	1,263,491
	1,876,969	1,850,920

Less: accumulated amortization	(39,804)	(36,604)

	$1,837,165	$1,814,316

Amortization expense for the three months ended March 31, 2009 and 2008 was $3,193 and $2,044, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$9,576
2010	12,768
2011	12,768
2012	12,768
2013	12,768
Thereafter	487,012

Total	$547,660

9.	Income Taxes

The Company, its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operated. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2009.  A subsidiary of the Company was incorporated under the international Business Companies Act of British Virgin Islands and, accordingly is exempted from payment of British Virgin Islands income taxes. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for SingOcean, Zhongheng Gas, and Tianjin CNE, whereas Chensheng Gas is being taxed on 0.8% of its annual sales.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.  The income tax expense was $997 and $0 for the three months ended March 31, 2009 and 2008, respectively.  The Company has recorded no deferred tax assets or liabilities as of March 31, 2009 and 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended
	March 31,
	2009	2008

Current tax	997	-
Deferred tax	-	-

Total	997	-

All of the Company’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the fiscal year of 2009 and 2008 respectively to income (loss) before income taxes for the three months ended March 31, 2009 and 2008 for the following reasons:

	For The Three Months Ended
	March 31,
	2009	2008

Loss before income taxes	$(337,902)	$(220,725)

Computed “expected” income tax expense at 25%	(84,475)	(55,181)
Tax effect on net taxable temporary differences	5,893	-
Effect of cumulative tax losses	79,579	55,181

	$997	$-

10.	Related Party Transactions

As of March 31, 2009 and December 31, 2008, the Group has the following payables with related parties:
(a)	Tianjin Nan Yang Electromechanical Equipment Installation Project Co. ("Nan Yang"), a shareholder of the Company's subsidiary TSOPUDCD, up until January 14, 2009
(b)	Huan Long is a shareholder of the Company's subsidiary SingOcean since January 14, 2009
(c)	Eternal International Holding Group Ltd. ("Eternal"), a shareholder of the Company.
(d)	Qu Qiangxi is the director of the subsidiary.

	March 31,	December 31,
	2009	2008

Nan Yang	$-	$-
Eternal	-	-
Huan Long	97,912	-
Qu Qiangxi	-	97,650

	$97,912	$97,650

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balances have no stated terms for repayment and are not interest bearing.

11.	Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.  Financial instruments that potentially subject the Group to a concentration of credit risk consist of cash and accounts receivable.  The Company does not have concentrations of business with any customer constituting greater than 10% of the Company’s gross sales.

For the three month periods ended March 31 2009, revenue attributed to connection fees was 45% of total revenue whereas gas revenue contributed the remaining 55%.

At March 31, 2009, three major customers accounted for 16%, 15% and 11% of net accounts receivable respectively. At December 31, 2008, two major customers accounted for 19% and 11% of net accounts receivable respectively.

The Company does not require collateral to support financial instruments that are subject to credit risk.

12.	Commitments and Contingencies

Operating Leases - In the normal course of business, the Company rents land, primarily for office space, staff quarters and parking space for Company vehicles. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

As of March 31,

Remainder of 2009	$100,219
2010	114,743
2011	-
2012	-
2013	-
Thereafter	-

Total minimum lease payments	214,962

During the three months ended March 31, 2009 and 2008, rental expenses included in general and administrative expenses were $35,479 and $8,214, respectively.

As of March 31, 2009, the company did not have any contingent liabilities.

The Company is obligated to provide uninterrupted piped gas to connected users and to ensure the safety in the process of piped gas operations. The volume of gas to be supplied by the Company will grow with the increase of gas users. The Company has selected three qualified gas resource suppliers to ensure the stable operation to meet its obligation.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Environmental Matters

The Company does not anticipate any material future cash requirements to environmental issues. If circumstances change, the Company will record the estimated charges to return the sites to their original condition.

14.	Business and geographical segments

The Company’s operations are classified into two principal reportable segments which are provision of gas pipe connection services and provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	Provision of gas pipe connection services	Provision of natural gas	Corporate	Provision of connection services	Provision of natural gas	Corporate	Total
	For the three months ended March 31, 2009			For the three months ended March 31, 2008			For the three months ended March 31
							2009	2008
External revenue	$146,752	$178,265	$-	$-	$101,755	$-	$325,017	$101,755
Interest income	8,357	-	-	-	-	-	8,357	-
Interest expense	(211)	-	(460)	-	(124)	-	(671)	(124)
Depreciation and amortization	-	94,029	-	-	42,334	-	94,029	42,334
Net profit/(loss) after tax	118,204	(436,149)	-	-	(219,559)	-	(317,945)	(219,559)

Expenditures for long-lived assets	-	128,133	-	-	228,412	-	128,133	228,412

	As at March 31, 2009			At December 31, 2008			As at March 31, 2009	At December 31, 2008
Assets	14,312,852	7,523,909	2,544,766	13,930,906	7,395,087	5,094,134	24,381,527	26,420,127

The Company’s operations are located in the PRC. All revenue is from customers in the PRC.  All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

15. Discontinued Operations

Effective September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun SingOcean, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd. The results of operations are recorded under the discontinued operations amounting to $0 and a loss of $17,838 for the three months ended March 31, 2009 and March 31, 2008, respectively.

17.    Registration rights

In connection with the closing of the August 14, 2008 private placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with China Hand Fund I. L. P. pursuant to which, among other things, the Company agreed to register all of the shares of common stock underlying the securities issued to China Hand (collectively, the “Shares”) within a pre-defined period.  Under the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) under the Securities Act of 1933 covering the resale of the Shares.  If the Company is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Registration Rights Agreement, the Company is subject to registration delay payments in amounts of cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate Investment Amount paid by such Holder for Shares pursuant to the Purchase Agreement.  The parties agree that in no event will the Company be liable for liquidated damages under this Agreement in excess of 1.0% of the aggregate Purchase Price in any 30-day period and the maximum aggregate liquidated damages payable to a holder under this agreement shall be fifteen percent (15%) of the aggregate purchase price paid by purchaser pursuant to the purchase agreement.

Certain registration rights from the August 20, 2008 private placement were amended and restated in connection with the April 30, 2009 Private Placement as discussed in Note 18 below.

18. Subsequent Events

Issuance of Series B Convertible Preferred Stock Securities Purchase Agreement

On April 30, 2009, China New Energy Group Company (the “Company”) entered into a Series B Convertible Preferred Stock Securities Purchase Agreement (the “SPA”) with China Hand Fund I L.P. (“China Hand”).

Pursuant to the SPA, on May 1, 2009, the Company issued and sold to China Hand, and China Hand purchased from the Company, 1,116,388 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 7,814,719 shares of its Common Stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of five (5) years following the date of issuance for an aggregate purchase price of $5,400,000 (the “Private Placement”).

Kuhns Brothers Securities Corporation (“Kuhns Brothers”) acted as placement agent in connection with the Private Placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $540,000, representing 10% of the gross proceeds received from the Private Placement, as well as warrants to purchase 3,907,358 shares of the Company’s Common Stock (the “Agent Warrants”), representing 10% of the aggregate number of shares of common stock issuable to China Hand in the Private Placement upon conversion of the Preferred Stock.

In connection with the signing of the SPA, on April 30, 2009, the Company also entered into a Closing Escrow Agreement by and among the Company, China Hand and Escrow LLC (the “Escrow Agent”), pursuant to which China Hand agreed to deposit all funds due to the Company under the SPA in escrow until such time as all closing conditions of the SPA have been satisfied and the Escrow Agent shall have received notice, executed by both the Company and China Hand, instructing the Escrow Agent to release such funds to the Company. The Closing Escrow Agreement terminates upon the release of all funds from escrow as described above, or upon the 90th day following the date of the Closing Escrow Agreement if no such instructions to disburse funds are received by the Escrow Agent, on which date all such funds will be returned to China Hand.

Make Good Provision

Additionally, the Company agreed to make good provisions that will require the Company to issue to China Hand up to 334,916 additional shares (the “Make Good Shares”) of its Series B Preferred Stock if it does not achieve an audited after-tax net income of $5.0 million for the year ending December 31, 2009 (the “2009 Income Target”); if the Company is successful in achieving the 2009 Income Target, China Hand will transfer 22,327 shares of its Series B Preferred Stock to certain members of the Company’s management, which shares have been deposited into an escrow account.  The Company also agreed to issue to China Hand 27,910 shares of Series B Preferred Stock if the Company’s Common Stock is not listed for trading on a national securities exchange on or before January 31, 2010 (the “Listing Shares”).

Amendment and Restatement of Certain Registration Rights

In connection with the closing of the Private Placement, the Company and China Hand amended and restated that certain  registration rights agreement between the Company and China Hand dated August 20, 2008.  Pursuant to the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”),  among other things, the Company agreed to register all of the shares of common stock underlying the securities issued to China Hand in the Private Placement, as well as the private placement that was consummated on August 20, 2008 (collectively, the “Shares”) within a pre-defined period. Under the terms of the Amended and Restated Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) under the Securities Act of 1933 covering the resale of the Shares by May 30, 2009. The Company is subject to registration delay payments in amounts prescribed by the Amended and Restated Registration Rights Agreement if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments will accrue at a rate of $54,000 per month or one percent (1%) of the gross proceeds of the Private Placement; provided that the maximum aggregate amount of the registration delay payments pursuant to the Amended and Restated Registration Rights Agreement is $810,000, or fifteen percent (15%) of the gross proceeds of the Private Placement.

Waiver of Certain Post-Closing Obligation in the August Securities Purchase Agreement

As partial consideration for the Company’s issuance of the Series B Preferred Stock, and in connection with the closing of the Private Placement, the Company and China Hand executed a Waiver (the “Waiver”) of certain post-closing obligations relating to the private placement consummated between the parties on August 20, 2008.   Specifically, China Hand waived its rights (i) to 557,212 shares of the Company’s Series A Preferred Stock held in escrow and due to China Hand as of the date of the closing pursuant to a Securities Purchase Agreement dated August 8, 2008 (the “August SPA”); provided that the Company agreed to deliver to China Hand 241,545 shares of Series A Preferred Stock and to place an additional 241,545 shares of Series A Preferred Stock into escrow, to be delivered to China Hand if the Company’s after-tax net income for the year ending December 31, 2009 is not at or above $5,000,000 (the “Amended Series A Make Good”); (ii) under Section 6.18 of the August SPA in favor of the Amended Series A Make Good; (iii) to liquidated damages under Section 6.31 of the August  SPA arising from the Company’ s failure to effect a reverse split of its Common Stock prior to March  31, 2009; and (iv) its rights to liquidated damages under a Registration Rights Agreement dated August 20, 2008, provided that the parties enter into the Amended and Restated Registration Rights Agreement.

Board of Directors Nomination

In connection with the Private Placement, China Hand, together with the holders of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), will have the right to nominate an aggregate of four (4) members to the Company’s Board of Directors following the closing of the Private Placement.  In connection with the closing of the private placement consummated between the parties on August 20, 2008 as noted above, China Hand nominated John D. Kuhns and James Tie Li to the Company’s Board of Directors, and accordingly, may nominate up to two additional members to the Board of Directors.  John D. Kuhns is the president, chief executive officer, director and principal shareholder of Kuhns Brothers, and is a principal of China Hand.  James Tie Li is a consultant for Kuhns Brothers.

Material Modification to the Rights of Security Holders

In connection with the Private Placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate”). Pursuant to the Certificate, there are 2,000,000 shares of Series B Preferred Stock authorized. The holders of the Series B Preferred Stock will be entitled to cumulative dividends at a rate of 6% of the price paid per share, as may be adjusted in accordance with the Certificate, per annum compounded daily and payable semi-annually.

Additionally, in addition to the right to vote as a separate class of securities, the holders of the Preferred Stock are entitled to vote together with the holders of the Company’s common stock, with each such holder of Preferred Stock entitled to the number of votes equal to the number of shares of the Company’s common stock in to which such Preferred Stock would be converted if converted on the record date for the taking of a vote.  For so long as the number of outstanding shares of Series B Preferred Stock is at least thirty percent (30%) of the total number of shares of Series B Preferred Stock issued under the SPA, the holders of Series B Preferred Stock shall vote together as a single class with the holders of the Company’s Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series B Preferred Stock issued under the SPA being entitled to seventy percent (70%) of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of Series A Preferred Stock and Common Stock being entitled to their proportional share of the remaining 30% of the total votes based on their respective voting power as calculated under the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and the Company’s Certificate of  Incorporation.

Each share of Series B Preferred Stock is initially convertible, at any time at the sole option of the holder of such Preferred Stock, into 35 shares of the Company’s Common Stock, subject to future adjustments as provided for in the Certificate. The Series B Preferred Stock shall automatically convert into shares of the Company’s common stock immediately prior to any transaction resulting in a change in control of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

•
“China New Energy,” “the company,” “we,” “us,” or “our,” are references to the combined business of China New Energy Group Company and its wholly-owned subsidiaries, Willsky Development, SingOcean, Chensheng Gas, Acheng SingOcean, Yingkou Zhongneng (Dashiqiao SingOcean) and Tianjin CNE, but do not include the stockholders of China New Energy;

•	“Willsky Development” are references to Willsky Development, Ltd.;
•	“SingOcean” are references to Tianjin SingOcean Public Utility Development Co., Ltd.;
•	“Chensheng Gas” are references to Qinhuangdao Chensheng Gas Co. Ltd.;
•	“Acheng SingOcean” are references to Tianjin SingOcean Public Utility Development Co., Ltd. - Acheng Division;
•	“Dashiqiao SingOcean” are references to Tianjin SingOcean Public Utility Development Co., Ltd. - Dashiqiao Division;
•	“Yingkou Zhongneng” are references to Yingkou Zhongneng Gas Development Co., Ltd
•	“Tianjin CNE” are references to China New Energy (Tianjin) Investment and Consulting Co., Ltd
•	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
•	“BVI” are references to the British Virgin Islands;
•	“RMB” refer to Renminbi, the legal currency of China;
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;
•	“SEC” means the Securities and Exchange Commission; and
•	“Securities Act” mean the Securities Act of 1933, as amended, and “Exchange Act” mean the Securities Exchange Act of 1934, as amended.

Overview of Our Business

We are a vertically integrated natural gas company engaged in the development of natural gas distribution networks, and the distribution of natural gas to residential, industrial and commercial customers in small and medium sized cities in China.

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

We procure our natural gas by purchasing natural gas from third-party suppliers. Once natural gas is extracted by the supplier, all water content and impurities are removed.  Natural gas is then delivered by truck to either (1) our natural gas supply stations, where the gas is either depressurized and then delivered to households through pipelines or delivered directly to customers in pressurized tanks, or (2) to gas stations where the gas is sold for use in motor vehicles.

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

Private Placements

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

Subsequently, on May 1, 2009, the Company issued and sold to China Hand, and China Hand purchased from the Company, 1,116,388 shares of the Company’s Series B Convertible Preferred Stock and warrants to purchase 7,814,719 shares of its Common Stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of five (5) years following the date of issuance for an aggregate purchase price of $5,400,000.

Additionally, the Company agreed to make good provisions that will require the Company to issue to China Hand up to 334,916 additional shares of its Series B Preferred Stock if it does not achieve an audited after-tax net income of $5.0 million for the year ending December 31, 2009; if the Company is successful in achieving the 2009 Income Target, China Hand will transfer 22,327 shares of its Series B Preferred Stock to certain members of the Company’s management.  The Company also agreed to issue to China Hand 27,910 shares of Series B Preferred Stock if the Company’s Common Stock is not listed for trading on a national securities exchange on or before January 31, 2010.

Kuhns Brothers Securities Corporation, or Kuhns Brothers, acted as placement agent in connection with the August 20, 2008 and May, 1, 2009 private placements. In each case, as compensation for its services, Kuhns Brothers received a cash fee equal to 10% of the gross proceeds received from each private placement, as well as warrants to purchase 10% of the aggregate number of shares of common stock issuable to China Hand in each private placement upon conversion of the Series A and Series B Preferred Stock.  Accordingly, Kuhns Brothers received cash fees of $900,000 and $540,000, and warrants to purchase 6,500,804  and 3,907,358 shares of the Company’s common stock, in connection with the August 20, 2008 and May 1, 2009 private placements, respectively.

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

Our Current Organizational Structure

We own all of the issued and outstanding capital stock of Willsky Development, which in turn owns 99% of the outstanding capital stock of SingOcean. The remaining 1% of SingOcean is owned by Tianjin Huanlong Commercial and Trading Company.

On January 23, 2009, Dashiqiao SingOcean was converted from a division of SingOcean to a majority-owned subsidiary, and was renamed as Yingkou Zhongneng Gas Development Co., Ltd.  SingOcean currently owns 70% of the equity of Yingkou Zhongneng, with the remaining 30% owned by Mr. Zhao Jian.

SingOcean continues to hold  49% of the equity of Chensheng Gas, with the remaining 51% owned by China New Energy, and  Acheng SingOcean continues to be a wholly-controlled division of SingOcean.

Acheng SingOcean and Yingkou Zhongneng are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Acheng and Dashiqiao in Northeast China. Chensheng Gas is a natural gas distribution company operating in the Nandaihe area in Northern China, which could potentially provide natural gas to an aggregate of 23,000 individuals in the Nandaihe area by 2012, and we anticipate that it will connect to an excess of 5,000 customers every year over the next three to five years.

We have established the wholly-owned subsidiary – China New Energy (Tianjin) Investment and Consulting Co., Ltd on January 12, 2009, in Tianjin, China, for investment holding purposes.

The following chart reflects our organizational structure as of the date of this report.

We have moved our principal executive office in China to the new address in January, 2009. The new address is 20/F, Center Plaza, No.188 Jiefang Road, He Ping District,Tianjin, China, and our telephone number is +(86 22) 5829 9778.

Insurance

The Company has purchased Property Insurance, employee Accident Insurance and Public Liability Insurance for Chensheng Gas and Yingkou Zhongneng.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first fiscal quarter of 2009 and growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2009:

•	Revenues: Our revenues were $325,017 for the first quarter of 2009, an increase of 142% from the same period of 2008.

•	Gross Margin: Gross margin was 62,517 for the first quarter of 2009, an increase of 74% from the same period of 2008.

•	Operating Loss: Operating Expense was $345,682 for the first quarter of 2009, an increase of 57% from the same period of 2008.

•	Net Loss: Net Loss was $317,945 for the first quarter of 2009, an increase of 34% from the same period of 2008.

•	Fully diluted loss per share was $0.00 for the first quarter of 2009.

Results of Operations

Three months ended March 31, 2009 Compared to Three months ended March 31, 2008

The following table summarizes the results of our operations during the three-month periods ended March 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2008 to the three-month period ended March 31, 2009.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percentage Change (Decrease)
Revenues	$325,017	$101,755	219%
Cost of sales	$262,500	$75,937	246%

Gross Profit	$62,517	$25,818	142%

General and administrative expenses	$408,199	$246, 419	66%

Operating Income (Expenses)	$(345,682)	$(220,601)	57%

Other Income and (Expenses)
Interest (expense)	$(671)	$(124)	441%
Other income (expense)	$8,450	$-	-

Income (loss) before income taxes	$(337,903)	$(220,725)	53%

Income taxes	$997	$-	-

Net income (loss)	$(317, 945)	$(237,397)	34%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas. Revenues increased $223,262, or 219% to $325,017 for the three months ended March 31, 2009 from $101,755 for the same period in 2008. This increase was mainly attributable to an increase in number of connection households and increase in natural gas consumption.

Cost of Sales. Cost of sales consists primarily of the purchase of natural gas from our suppliers. Our cost of sales increased $186,563, or 246%, to $262,500 for the three months ended March 31, 2009 from $75,937 during the same period in 2008. Such increase was mainly attributable to a corresponding increase in the number of households connected to our distribution network and increase in natural gas consumption by our customers.

As a percentage of revenues, the cost of sales decreased to 81% during the three months ended March 31, 2009, from 75% in the same period in 2008, which was mainly attributable to an additional revenue stream from a project not affected by seasonality, which allows the company to collect connection fees.

Gross Profit. Our gross profit increased $36,699, or 142%, to $62,517 for the three months ended March 31, 2009 from $25,818 during the same period in 2008. Gross profit as a percentage of revenues was 19% for the three months ended March 31, 2009, a decrease of 24% from 25% during the same period in 2008. Such percentage increase was mainly due to an additional revenue stream from a project not affected by seasonality, which allows the company to collect connection fees.

General and Administrative Expenses. General and administrative expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees, increased $161,780, or 66%, to $408,199 for the three months ended March 31, 2009 from $246,419 during the same period in 2008. As a percentage of revenues, general and administrative expenses deceased to 126% for the three months ended March 31, 2009 from 242% for the same period in 2008. Such increase in general and administrative expenses resulted from an increase in sales and administrative personnel, while the decrease in selling, general and administrative expenses as a percentage of revenues resulted from the greater increase in revenues for the reasons identified above.

Net Income. Net loss increased $80,548, or 34% to a net loss of $317,945 for the three months ended March 31, 2009 from net loss of $237,397 for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $3,854,769. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in thousands of U.S. dollars)

	Three months ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(2,362,196)	$(209,626)
Net cash provided by (used in) investing activities	$(50,618)	$(228,412)
Net cash provided by (used in) financing activities	$438,852	$59,656
Effect of exchange rate changes in cash	$4,777	$60,043
Net cash flow	$(50,618)	$(318,339)

Operating Activities

Net cash used in operating activities was $2,362,196 for the three months ended March 31, 2009, compared to $209,626 net cash used in operating activities during the same period of 2008. This decrease in funds provided by our operating activities was primarily due to decrease in accruals and third party payables, and the decrease in our business tax and government surcharge payments

Investing Activities

 Net cash used in investing activities for the three months ended March 31, 2009 was approximately $50,618, which is a decrease of  $177,794 from net cash used in investing activities of  $228,412 for the same period of 2008.  Such decrease is primarily due to a decrease in our pipeline network investment.

Financing Activities

Our debt to equity ratio (total debt /total assets) was 9% as of March 31, 2009.  Net cash provided by financing activities for the three months ended March 31, 2009 was $438,852, which is an increase of $379,196 from net cash provided by financing activities of $59,656 during the same period of 2008.  Such increase is mainly due to contributions from a non–controlling interest of Yingkou Zhongneng.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

Inflation

Our business, revenues and operating results have not been affected in any material way by inflation.

Seasonality

Our pipeline distribution networks are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are unable to construct primary gas pipelines. However, if a primary pipeline is already in place, we are able to connect new customers to our distribution network during this time.

Additionally, gas consumption by residential customers is higher in the winter months for heating purposes, and we see a corresponding increase in usage fees during that time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Yangkan Chong, our Chief Executive Officer and Mr. Peng Mun Foo, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Mr. Chong and Mr. Foo concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Departure of Chief Executive Officer

On May 18, 2009, Jiaji Shang resigned as the President and Chief Executive Officer of China New Energy Group Company (the “Company”) and from all officer positions that he held with any of our subsidiaries, effective immediately.  Mr. Shang’s resignation was not in connection with any disagreement with the Company.  Mr. Shang will remain as the Chairman of the Board of Directors of the Company.

Appointment of Chief Executive Officer

On May 15, 2009, Mr. Yangkan Chong, age 54, was appointed as the Company’s President and Chief Executive Officer effective May 18, 2009. Mr. Chong has served as a director of the Company since April 27, 2008, and has served as the Vice Chairman of our subsidiary, Tianjin SingOcean Public Utility Development Co., Ltd., since October 2006. From March 2008 to May 2009, Mr. Chong served as the Deputy Chief Executive Officer of China EnerSave Limited, a renewable energy provider that is listed on the Singapore Stock Exchange, and Mr. Chong started his career with the company as a Senior General Manager in March 2007. Mr. Chong has more than 20 years of experience in the energy industry, and has held senior level positions with energy-related companies including China Light & Power (CLP) Hong Kong, Enron International, Edison Mission Energy, Singapore Power and Exxon Oil and other Singapore Government-linked companies. Mr. Chong holds a Master of Science (Mechanical Engineering) from the National University of Singapore and a Bachelor of Engineering (Mechanical & Production) from the University of Singapore.

In connection with his appointment as Chief Executive Officer, Mr. Chong entered into an employment agreement, wherein Mr. Chong has agreed to serve as Chief Executive Officer for an initial one year period commencing on May 18, 2009 at an annual salary of $144,000.  The initial one year term will be automatically extended for successive one year periods unless either party gives prior written notice to the other party at least 30 days prior to the end of the employment period.  The salary is subject to annual review. Mr. Chong will be eligible for bonus or other incentive plans and programs as may be adopted by the Company’s Board of Directors from time to time.  The Company may terminate Mr. Chong's employment at any time for cause and without cause upon 30 days prior written notice or in the event of Mr. Chong's death or disability.  Mr. Chong may terminate his employment with 30 days notice, or immediate notice in the event of constructive termination.  Mr. Chong’s agreement also contains customary non-competition provisions regarding actions within the People’s Republic of China for a period of two years following the date of termination of his employment.

Appointment of Directors

On April 30, 2009, the Company entered into a Series B Convertible Preferred Stock Securities Purchase Agreement (the “SPA”) with China Hand Fund I  L.P. (“China Hand”).  Under the SPA, which closed on May 1, 2009, the Company issued and sold to Vicis Capital Master Fund  (“Vicis”), a designee of China Hand, for an aggregate purchase price of $5,400,000, 1,116,388 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and warrants to purchase 7,814,719 shares of  Common Stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of five (5) years following the date of issuance.

Pursuant to the SPA, the Company is required to increase the size of the Board from five (5) to seven (7), and the holders of the Series B Preferred Stock have the right to nominate two (2) members to the Board of Directors.  Accordingly, on May 15, 2009  the Board of Directors of the Company increased the size of the board to seven (7) and elected Ms. Mary E. Fellows and Mr. Shadron L. Stastney, the nominees of the holders of the Series B Preferred Stock, to fill the two vacancies created thereby, effective of the tenth day following the mailing of an Information Statement on Schedule 14f-1 to be filed with the Securities and Exchange Commission as soon as practicable.  At present, no written agreements have been executed regarding the compensation to the new directors for their service on the Company’s Board of Directors.  Pursuant to verbal agreements, Mr. Stastney and Ms. Fellows will each receive US$20,000 annually for service on the Company’s Board of Directors.

Mary E. Fellows

Ms. Fellows, age 47, has been the executive vice president and corporate secretary of China Hydroelectic Corporation since 2006.  Ms. Fellows has been a partner and executive vice president of Kuhns Brothers, Inc., an investment boutique, since 1997.  She is a co-chairman of the Distributed Power Company, a company with investments in solar information publications. From 2003 to 2006, she was a director of GenSelf Corporation.  From 1997 to 2002, she was a corporate secretary of the Solar Electric Light Company. From 1996 to 1999, she was a director of Corporate Administration and corporate secretary of the New World Power Corporation. Ms. Fellows is also a member of the board of directors of China Natural Energy Corporation, China Silicon Corporation, China Electrode Corporation, China Board Mill Corporation, Paragon Semitech USA and Lime Rock, LLC.  Ms. Fellows received  her Bachelor's degree in Science (Alpha Chi) from Teikyo Post University.

Ms. Fellows is a partner and executive vice president of Kuhns Brothers, Inc., which acted as placement agent in connection with our private placements completed in August 2008 and April 2009.

Shadron L. Stastney

Mr. Stastney, age 39, has been a partner at Vicis Capital, LLC, Since June 2004, which is an investment management firm and the managing partner of our controlling shareholder, Vicis Capital Master Fund.  From July 2001 to May 2004, Mr. Stastney was a managing director of Victus Capital, LP, an investment management firm.  Mr. Stastney received his Bachelor's degree in Arts from the University of North Dakota and a Juris Doctor degree from the Yale Law School.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Employment Agreement between the Company and Mr. Yangkan Chong, dated May 11, 2009.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2009

CHINA NEW ENERGY GROUP COMPANY

By:	/s/ Yangkan Chong
Yangkan Chong
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peng Mun Foo
Peng Mun Foo
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between the Company and Mr. Yangkan Chong, dated May 11, 2009.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.