Form 10-Q
period 2009-06-30
China New Energy Group CO
filed 2009-08-19
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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
He Ping District, Tianjin, 300042
People's Republic of China
(Address of principal executive offices, Zip Code)

(86 22) 5829 9778
(Registrant’s telephone number, including area code)

_____________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of stock, as of August 17, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	100,000,041
Series A Convertible Preferred Stock, $0.001 par value	1,857,373
Series B Convertible Preferred Stock, $0.001 par value	1,116,388

Quarterly Report on FORM 10-Q
 Three and Six Months Ended June 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China New Energy Group Company
Condensed Consolidated Financial Statements
For the three and six months ended
June 30, 2009
(Stated in US dollars)

China New Energy Group Company
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$6,128,037	$5,833,508
Accounts receivable	2,887,687	2,183,087
Other receivables	2,013,839	2,254,997
Inventories, net	245,724	254,585
Prepayment	-	1,558,361
Other current assets	77,728	3,340
Total current assets	11,353,015	12,087,878

Property, plant and equipment, net	6,819,008	6,844,262
Construction in progress	9,777,981	5,589,551
Related party receivable	-	84,120
Intangible assets	1,834,265	1,814,316
TOTAL ASSETS	$29,784,269	$26,420,127

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$44,558	$111,660
Accrued expenses	331,008	256,071
Accruals and other payable-Third Party	544,120	3,144,043
Tax payable	688,629	693,116
Related party payable	97,969	-
Dividend payable	518,000	194,000
TOTAL CURRENT LIABILITIES	2,224,284	4,398,890

Commitments and contingencies (Note 11)

China New Energy's Stockholders' equity:
Preferred shares: 10,000,000 shares authorized, $0.001 par value, 2,973,761 and 1,857,373 shares issued and outstanding as of June 30,2009 and December 31, 2008, respectively	2,973	1,857
Common Stock: 500,000,000 shares authorized, $0.001 par value, 100,000,041 shares issued and outstanding as of June 30,2009 and December 31, 2008, respectively	100,000	100,000
Additional paid in capital	27,269,162	19,725,482
Retained deficit	(2,646,872)	(619,357)
Statutory surplus reserve fund	1,903,034	1,903,034
Accumulated other comprehensive income	735,847	730,168
Total China New Energy's Stockholders' equity	27,364,144	21,841,184

Non-controlling interest	195,841	180,053
TOTAL EQUITY	27,559,985	22,021,237

TOTAL LIABILITIES AND EQUITY	$29,784,269	$26,420,127

The accompanying notes are an integral part of these unaudited consolidated financial statements

China New Energy Group Company
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) - (Unaudited)
(Stated in US Dollars)

	For the Three months ended		For the Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Connection services	$2,627,230	$1,780,417	$2,773,982	$1,780,417
Natural gas	183,361	125,662	361,625	227,417
	2,810,591	1,906,079	3,135,608	2,007,834
Cost of Sales
Connection services	656,874	387,237	693,562	387,237
Natural gas	56,398	96,698	282,210	172,635
	713,272	483,935	975,773	559,872
Gross Profit	2,097,319	1,422,145	2,159,835	1,447,963

Operating Expenses:
Selling, general and administrative expenses	752,489	224,714	1,160,687	471,133

Total operating expenses	752,489	224,714	1,160,687	471,133

Operating income	1,344,830	1,197,430	999,148	976,829

Other Income (Expenses):
Change in derivative liability	-	- 910,000	-	- 910,000
Interest Income	1,270	6,539	9,627	6,415
Interest (expense)	-	-	- 671	-
Other Income (expenses)	-	-	93	-
Total other income (expenses)	1,270	(903,461)	9,049	(903,585)

Income from continuing operations, before tax	1,346,100	293,970	1,008,198	73,245

Income Taxes	366,790	318,047	367,787	318,047

Income (Loss) from continuing operations, net of tax	979,310	(24,077)	640,411	(244,802)

Income from discontinued operations, net of tax	-	235,329	-	217,491
Net Income (Loss)	979,310	211,252	640,411	(27,311)

Net (Income) Loss attributable to non controlling interest	(14,051)	(8,237)	6,903	(7,071)

Net Income (Loss) attributable to China New Energy Group	965,259	203,015	647,314	(34,382)

Other Comprehensive income
Net Incom (Loss)	979,310	211,252	640,411	(27,311)
Foreign currency translation	11,094	(127,843)	305	-
Comprehensive income attributable to the Non-controlling interest	(8,678)	(1,291)	(12,277)	-
Comprehensive income (loss) attributable to China New Energy Group	$981,726	$82,118	$628,439	$(27,311)

Income (Loss) per share - Basic & Diluted
Loss from continuing operations attributable to the Company's common stockholders	$(0.02)	$0.00	$(0.02)	$(0.00)
Discontinued operations attributable to the Company's common stockholders	$0.00	$0.00	$0.00	$0.00
Net (Loss) income attributable to the Company's common stockholders	$(0.02)	$0.00	$(0.02)	$0.00

Weighted average common shares outstanding
Basic & Diluted	100,000,041	100,000,041	100,000,041	97,566,244

The accompanying notes are an integral part of these unaudited consolidated financial statements

China New Energy Group Company
Condensed Consolidated Statements of Cash Flows - (Unaudited)
(Stated in US Dollars)

	For The Six Months Ended
	June 30
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income attributable to China New Energy Group Company	$647,314	$(34,382)
(Loss) Income attributable to non-controlling interest	(6,903)	15,957
Change in derivative liability		910,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	180,187	83,066
Amortization	6,392	4,257

Changes in operating assets and liabilities:
Accounts receivable	(703,104)	(393,348)
Other receivables	353,535	3,141
Inventories	9,024	186,918
Prepayment	1,559,165	-
Other current assets	(74,377)	-
Accounts payable	(67,166)	349,426
Accrued expenses	74,772	-
Accruals and other payable-Third Party	(693,240)	(801,863)
Taxes payable	(4,933)	(781,975)

Net cash provided by (used in) operating activities	1,280,666	(458,803)

Cash flows from investing activities
Addition of construction in progress	(4,184,295)	(1,467,327)
Addition of fixed assets	(150,529)	-
Increase in short-term loan		660,000
Payments made to acquire Chensheng	(1,838,946)	-

Net cash used in investing activities	(6,173,770)	(807,327)

Cash flows from financing activities
Issued preferred stock	4,752,140	-
Contribution from former non-controlling interest	439,060	-
Loan from related parties	-	252,064

Net cash flows provided by financing activities	5,191,201	252,064

Effect of exchange rate changes in cash	(3,567)	(11,869)

Net increase (decrease) in cash	294,529	(1,025,935)

Cash- beginning of year	5,833,508	2,311,028

Cash- end of year	$6,128,037	$1,285,093

Supplemental disclosure of cash flow information:
Interest paid in cash	671	-
Income taxes paid in cash	372,605	-

Supplemental disclosure of non cash investing and financing activities:

Accrued dividend of preferred stock	324,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Reclassifications
Certain prior year amounts on the financial statements have been reclassified to conform to current classifications. Such reclassifications had no effect on net income (loss).

Results of operations for the interim periods are not indicative of annual results.

2.	Discontinued Operations

Effective September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun SingOcean including substantially all of the assets. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun SingOcean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2009 and 2008.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the company’s financial statements

On June 12, 2009 the FASB issue two statements that amended the guidance for off-balance sheet accounting of financial instruments: SFAS No. 177, Accounting for transfers of Financial assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46 (R).

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sale of securitized financial assts and similar transactions, particularly if the seller retains some risk to the assets, the FASB said.  The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets and call upon sellers of the assets to make additional disclosures about them.

SFAS no. 167 amends FASB Interpretation (FIN) No 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is sufficiently capitalized or not controlled through voting should be consolidated, the FASB said.  A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.  The Company is currently evaluating the impact that SFAS No. 166 and No. 167 will have on its financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Net (Loss) Income Per Share

Earnings (loss) per share are computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128). Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect potential dilution that could occur from common shares issuable through common stock equivalents.

Warrants and contingently issuable shares are included in the diluted EPS denominator through the treasury stock method. In applying the treasury stock method, all dilutive potential common shares, regardless of whether they are exercisable, are treated as if they had been exercised. The treasury stock method assumes that the proceeds upon exercise are used to repurchase the entity’s common stock at the average market price during the period. If the exercise price is lower than the market price of the stock then the proceeds are not sufficient to buy back all the shares. The incremental shares remaining are added to the weighted average number of shares outstanding for the period.

Components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
(Loss) income per share – Basic
Numerator for basic EPS:
Net income (loss) attributable to China New Energy Group	$965,259	$203,015	$647,314	$(34,382)
Dividend accrued on Preferred Stock	(130,000)	-	(324,000)	-
Deemed dividend due to Beneficial Conversion Feature	(2,350,829)	-	(2,350,829)	-
(Loss) income attributable to common stockholders	(1,515,570)	203,015	(2,027,515)	(34,382)

Denominator for basic and diluted EPS
Weighted average shares of common stock outstanding	100,000,041	100,000,041	100,000,041	97,566,244

(Loss) income per share – Basic	$(0.02)	$0.00	$(0.02)	$(0.00)
- Diluted	$(0.02)	$0.00	$(0.02)	$(0.00)

The following table shows the weighted average number of potentially dilutive shares excluded from the diluted net (loss) income per share calculation for the three months and six months ended June 30, 2009 and 2008, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Potentially Dilutive Shares:
Convertible preferred stock	91,200,235	-	78,176,499	-
Warrants, and contingently issuable shares	20,980,665	-	18,811,693	-
Total	112,180,900	-	96,988,192	-

These potentially dilutive securities were excluded because the effect would have been anti-dilutive.

5.	Inventories

Inventories consist of the following:

	June 30	December 31
	2009	2008

Raw materials	$245,724	$254,585

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and Equipment, net

	June 30	December 31,
	2009	2008

At cost
Office equipment	$91,540	$33,893
Motor vehicles	280,181	187,137
Gas transportation vehicles	425,211	424,937
Gas station	2,103,966	2,102,612
Underground gas pipelines	4,726,562	4,723,520
	7,627,460	7,472,099

Less: accumulated depreciation	(808,452)	(627,837)

	$6,819,008	$6,844,262

The gas pipelines, gas station, and other constructed assets belong to the Company, not to the municipalities or other units that contract with the Company to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

Depreciation expense for the six months ended June 30, 2009 and 2008 was $180,187 and $83,066 respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets, net

	June 30	December 31,
	2009	2008

At cost
Land use rights	$587,808	$587,430
Goodwill	1,289,478	1,263,492
	1,877,286	1,850,922

Less: accumulated amortization	(43,021)	(36,606)

	$1,834,265	$1,814,316

Amortization expense for the six months ended June 30, 2009 and 2008 was $ 6,392 and $ 4,257, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$6,703
2010	12,768
2011	12,768
2012	12,768
2013	12,768
Thereafter	487,012

Total	$544,787

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

The Company, its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operated. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2009 other than minimum tax liability. A subsidiary of the Company was incorporated under the international Business Companies Act of British Virgin Islands and, accordingly is exempted from payment of British Virgin Islands income taxes. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Tianjin Sing Ocean, Yingkou Zhongneng Gas, and China New Energy (Tianjin), and Tianjin Binhai ZhongNeng Gas whereas QinHuangDao ChenSheng Gas is being taxed on 0.8% of its annual sales.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.  The income tax expenses was $367,787 and $318,047 for the six months ended June 30, 2009 and 2008, respectively.  The Company has recorded no deferred tax assets or liabilities as of June 30, 2009 and 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Current tax	$366,790	$318,047	$367,787	$318,047
Deferred tax	-	-	-	-
Total	$366,790	$318,047	$367,787	$318,047

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the Company’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the fiscal year of 2009 and 2008 respectively to income (loss) before income taxes for the six months and three months ended June 30, 2009 and 2008 for the following reasons:

	For The three Months Ended		For The six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Profit before income taxes	1,346,100	293,970	1,008,198	73,245

Computed “expected” income tax expense at 25%	$336,525	$73,492	$252,049	$18,311
Tax effect on net taxable temporary differences	76,751	-	20,810	-
Effect of cumulative tax losses	(46,486)	244,555	94,928	299,736

	$366,790	$318,047	$367,787	$318,047

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Related Party Transactions

As of June 30, 2009 and December 31, 2008, the Company has the following receivable (payable) balances with related parties:-

(a)	Huan Long is a shareholder of the Company's subsidiary Tianjin Sing Ocean since January 14, 2009

	June 30,	December 31
	2009	2008

Huan Long	$(97,969)	$-
Qu Qiangxi	-	84,120
	$(97,969)	$84,120

The balances have no stated terms for repayment and are not interest bearing and therefore are presented as long-term assets and liabilities.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Concentrations and Credit Risk

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable.  The Company does not have concentrations of business with any customer constituting greater than 10% of the Company’s gross sales.

For the six months ended June 30 2009, revenue attributed to connection fees was 88% of total revenue whereas gas revenue contributed to the remaining 12%. For the six months ended June 30 2008, revenue attributed to connection fees was 91% of total revenue whereas gas revenue contributed to the remaining 9%.

For the six months ended June 30 2009, costs of connection fee contributed to 71% of costs of good sold whereas cost of gas to remaining 29%. For the six months ended June 30 2008, costs of connection fee contributed to 69% of costs of good sold whereas cost of gas contributed to remaining 31%.

At June 30, 2009, one major customer accounted for 49%, of net accounts receivable. At December 31, 2008, two major customers accounted for 19% and 11% of net accounts receivable, respectively

The Company does not require collateral to support financial instruments that are subject to credit risk.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases the land for office under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

As of June 30, 2009

Remainder of 2009	$64,624
2010	114,743
2011	-
2012	-
2013	-
Thereafter	-
Total minimum lease payments	179,367

During the six months ended June 30, 2009 and 2008, rental expenses included in general and administrative expenses were $62,593 and $8,748 respectively.

As of June 30, 2009, the company did not have any contingent liabilities.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Environmental Matters

The Company does not anticipate any material future cash requirements to environmental issues. If circumstances change, the Company will record the estimated charges to return the sites to their original condition.

13.	Business and Geographical Segments

Reportable Segments

	For the six months ended June 30, 2009			For the six months ended June 30, 2008			For the six months ended June 30

	Connection services	Natural gas	Corporate	Connection services	Natural gas	Corporate	Total
							2009	2008
External revenue	$2,773,982	$361,625	$	$1,780,417	$227,417	$-	$3,135,608	$2,007,834
Interest income	9,627			6,415			9,627	6,415
Interest expense	（671)						(671)
Depreciation and amortization		186,579			87,323		186,579	87,323
Net profit/(loss) after tax	1,920,122	(194,104)	(1,085,607)	1,134,931	79,753	(1,241,995)	640,411	(27,311)

Expenditures for long-lived assets	4,334,824			1,467,327			4,334,824	1,467,327

	As at June 30, 2009			As at June 30, 2008			As at June 30, 2009	As at June 30, 2008
Assets	15,002,960	7,363,794	7,417,515	5,942,797	9,538,468	3,071,611	29,784,269	18,552,876

The Company’s operations are located in the PRC. All revenue is from customers in the PRC.  All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Issuance of Series B Convertible Preferred Stock Securities Purchase Agreement

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

Kuhns Brothers Securities Corporation (“Kuhns Brothers”) acted as placement agent in connection with the Private Placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $540,000, representing 10% of the gross proceeds received from the Private Placement, as well as warrants to purchase 3,907,358 shares of the Company’s Common Stock (the “Agent Warrants”), representing 10% of the aggregate number of shares of common stock issuable to China Hand in the Private Placement upon conversion of the Preferred Stock. In connection with the signing of the SPA, on April 30, 2009, the Company also entered into a Closing Escrow Agreement by and among the Company, China Hand and Escrow LLC (the “Escrow Agent”), pursuant to which China Hand agreed to deposit all funds due to the Company under the SPA in escrow until such time as all closing conditions of the SPA have been satisfied and the Escrow Agent shall have received notice, executed by both the Company and China Hand, instructing the Escrow Agent to release such funds to the Company. The Closing Escrow Agreement terminates upon the release of all funds from escrow as described above, or upon the 90 the day following the date of the Closing Escrow Agreement if no such instructions to disburse funds are received by the Escrow Agent, on which date all such funds will be returned to China Hand.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Issuance of Series B Convertible Preferred Stock Securities Purchase Agreement (continued)

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

The Company is subject to registration delay payments in amounts prescribed by the Amended and Restated Registration Rights Agreement if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement. Registration delay payments will accrue at a rate of $54,000 per month or one percent (1%) of the gross proceeds of the Private Placement; provided that the maximum aggregate amount of the registration delay payments pursuant to the Amended and Restated Registration Rights Agreements $810,000, or fifteen percent (15%) of the gross proceeds of the Private Placement.

15.	Subsequent Events
The company has evaluated subsequent events from the balance sheet date through August 19, 2009 with the date being the date that the financial statements are issued or are available to be issued. There are no subsequent events.

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

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) “China New Energy,” the “Company,” “we,” “us” or “our” are references to China New Energy Group Company and its wholly-owned subsidiaries, Willsky Development, Ltd., or Willsky Development, Tianjin SingOcean Public Utility Development Co., Ltd., or SingOcean, Qinhuangdao Chensheng Gas Co. Ltd., or Chensheng Gas, Tianjin SingOcean Public Utility Development Co., Ltd. - Acheng Division, or Acheng SingOcean, Yingkou Zhongneng Gas Development Co., Ltd., or Yingkou Zhongneng (formerly Tianjin SingOcean Public Utility Development Co., Ltd. - Dashiqiao Division, or Dashiqiao SingOcean), and China New Energy (Tianjin) Investment and Consulting Co., Ltd, or Tianjin CNE, and Tianjin Binhai Zhongneng Gas Company, or Binhai Zhongneng, but do not include the stockholders of China New Energy; (ii) “SEC” are to the Securities and Exchange Commission; (iii) “Securities Act” are to the Securities Act of 1933, as amended; (iv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (v) “RMB” are to Renminbi, the legal currency of China; (vi) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (vii) “BVI” are to the British Virgin Islands; and (viii) “China” and “PRC” are to the People’s Republic of China.

Overview of Our Business

We are a natural gas company engaged in the development of natural gas distribution networks, and the distribution of natural gas to residential, industrial and commercial customers in small and medium sized cities in China.

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and residential consumers in the cities of Dashiqiao, Acheng and Nandaihe. Currently, these distribution networks provide natural gas to an aggregate of approximately 61,000 consumers in these cities, and we anticipate that we will be able to extend these distribution networks to connect in excess of 115,000 consumers in these cities by 2010.

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

SingOcean continues to hold  49% of the equity of Chensheng Gas, with the remaining 51% owned by China New Energy Group Company, and  Acheng SingOcean continues to be a wholly-controlled division of SingOcean.

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

We have established our wholly-owned subsidiary Tianjin CNE on January 12, 2009, in Tianjin, China, for investment holding purposes.

On June 26, 2009, our subsidiary, Qinhuangdao Chensheng Gas Co., Ltd., established a wholly-owned subsidiary, Tianjin Binhai Zhongneng Gas Co., Ltd., in Da Gang District, Tianjin, China, for constructing and developing the gas projects of  Private Economic Park and Taiping County in Dagang District, Tianjin.

The following chart reflects our organizational structure as of the date of this report.

Our principal executive office in China is located at 20/F, Center Plaza, No.188 Jiefang Road, He Ping District, Tianjin, China, and our telephone number is +(86 22) 5829 9778.

Second Quarter Financial Performance Highlights
In spite of the current global economic downturn, we continued to experience strong demand for our products and services during the second quarter of 2009 and growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2009:

•	Revenues: Our revenues were approximately $2,810,591 for the second quarter of 2009, an increase of 47% from the same quarter of last year.

•	Gross Margin: Gross margin was 75% for the second quarter of 2009, equivalent to 75% for the same period in 2008.

•	Operating Expense: Operating Expense (Selling, General & Administrative expense) was $752,489 for the second quarter of 2009, an increase of 234% from the same period of 2008.

•	Net Income: Net income was approximately $965,259 for the second quarter of 2009, an increase of 375% from the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share was $0.02 for the three months ended June 30, 2009, as compared to $0.00 for the same period last year.

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

•
Expansion of our production and distribution networks.  We plan to expand our operations to acquire exclusive rights for the development of natural gas distribution networks in cities and regions beyond those that we currently possess.  We anticipate that we will own six natural gas pipeline networks.

Taxation

United States and British Virgin Islands

We are subject to United States tax at a tax rate of 34%.  No provision for income taxes in the United States has been made as we have no income taxable in the United States.  Our subsidiary Willsky Development was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

China

Before the implementation of the New EIT Law described below, Foreign Invested Enterprises, or FIEs, established in the PRC were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT Law, or the Implementing Rules, which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.  Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the New EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment.  During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%.  In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income.  The Implementing Rules define the term “de facto management bodies” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ of directors with voting rights or senior management often reside in China. Such resident enterprise would be subject to an EIT rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

Under the current PRC tax laws and the related implementing rules, the prevailing statutory rate of enterprise income tax is 25% for SingOcean, Acheng SingOcean, and Dashiqiao SingOcean, whereas Chensheng Gas is being taxed on 0.8% of its annual sales. Sales tax is at a rate of 3% on connection revenue and a sales tax is also levied on gas sales revenue at a rate of 4%.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

The following table summarizes the results of our operations during the three-month periods ended June 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2008 to the three-month period ended June 30, 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percentage Change Increase (Decrease)
Revenues	$2,811	$1,906	47%

Cost of Sales	714	484	47%

Gross Profit	2,097	1,422	47%

Selling, General &Administrative Expense	752	225	234%

Operating Income	1,345	1,197	12%

Other Income and (Expense)
Interest Income (Expense)	1	7	(86)
Other Income (Expense)		(910)	(100)%

Income from Continuing Operations Before Income Taxes	1,346	294	358%

Income Taxes	(367)	(318)	15%

Income From Discontinued Operations	-	235	(100)%
Non controlling interest	(14)	(8)	75%
Net Income (Loss)	$965	$203	375%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas. Revenues increased $904,512, or 47% to $2,810,591 for the three months ended June 30, 2009 from $1,906 079 for the same period in 2008. This increase was mainly attributable to an increase in number of connection households and increase in natural gas consumption.

Cost of Sales. Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers.  Our cost of sales increased $229,337, or 47%, to $713,272 for the three months ended June 30, 2009 from $483,935 during the same period in 2008. Such increase was mainly attributable to a corresponding increase in the number of households connected to our distribution network and increase in natural gas consumption by our customers.

Gross Profit. Our gross profit increased $675,174, or 47%, to $2,097,319 for the three months ended June 30, 2009 from $1,422,145 during the same period in 2008. Gross profit as a percentage of revenues was 74.6% for the three months ended June 30, 2009,  The gross profit margin during the same period in 2008 was also 74.6%.

Selling, General & Administrative Expenses (S&G&A) Expenses. SG&A  expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees, increased $527,775, or 235%, to $752,489 for the three months ended June 30, 2009 from $224,714 during the same period in 2008. As a percentage of revenues, SG&A expenses increased to 27% for the three months ended June 30, 2009 from 11.8% for the same period in 2008. Such increase in  S,G&A expenses resulted from an increase in sales and administrative personnel, while the increase in SG&A  expenses as a percentage of revenues resulted from the reasons identified above.

Net Income. Net income increased $762,244, or 375% to a net income of $965,259 for the three months ended June 30, 2009 from net income of $203,015 for the same period of 2008, due to the absence of  a derivative expense charged in the second quarter of 2008.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

The following table summarizes the results of our operations during the six-month periods ended June 30, 2009 and ended June 30, 2008, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2008 to the six-month period ended June 30, 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percentage Change Increase (Decrease)
Revenues	$3,136	$2,008	56%

Cost of Sales	976	560	74%

Gross Profit	2,160	1,448	49%

Selling, general and Administrative Expenses	1,161	471	146%

Operating Income (Expenses)	999	977	2%

Other Income and (Expenses)
Interest Income (Expense)	9	6	50%
Other Income (Expense)		(910)	(100)%

Income (Loss) from Continuing Operations Before Income Taxes	1,008	73	1,281%

Income Taxes	(368)	(318)	16%
Income From Discontinued Operation		218	(100)%
Non controlling interest	7	(7)	200%
Net Income (Loss)	$647	$(34)	2,003%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas. Revenues increased $1,127,774 or 56% to $3,135,608 for the six months ended June 30, 2009 from $2,007,834 for the same period in 2008. This increase was mainly attributable to an increase in number of connection households and increase in natural gas consumption.

Cost of Sales. Cost of sales consists primarily of the purchase of natural gas from our suppliers. Our cost of sales increased $415,901, or 74%, to $975,773 for the six months ended June 30, 2009 from $559,872 during the same period in 2008. Such increase was mainly attributable to a corresponding increase in the number of households connected to our network and increase in natural gas consumption by our customers. As a percentage of revenues, the cost of sales increased to 31% during the six months ended June 30, 2009, from 28% in the same period in 2008, which was mainly attributable to an increase in our connection households.

Gross Profit. Our gross profit increased $711,872, or 49%, to $2,159,835 for the six months ended June 30, 2009 from $1,447,963 during the same period in 2008. Gross profit as a percentage of revenues was 69% for the six months ended June 30, 2009, a decrease of 3% from 72% during the same period in 2008. Such percentage decrease was mainly due to an increase in our connection costs.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees, increased $689,554, or 146%, to $1,160,687 for the six months ended June 30, 2009 from $471,133 during the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 37% for the six months ended June 30, 2009 from 23% for the same period in 2008. Such increase in selling, general and administrative expenses resulted from an increase in salaries, rental fees, and depreciation charges.

Net Income. Net income increased $681,696, to a net income of $647,314 for the six months ended  June 30, 2009 from a net loss of $34,382 for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of approximately $6.1 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.
Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$1,281	$(459)
Net cash used in investing activities	(6,174)	(807)
Net cash provided by financing activities	5,191	252
Effect of exchange rate changes in cash	(4)	(12)
Net cash provided (used)	$294	$(1,026)

Operating Activities

Net cash provided by operating activities was $1,280,666 for the six months ended June 30, 2009, compared to net cash used in operating activities of $458,803 during the same period of 2008. This increase in funds used in our operating activities was primarily due to an increase in net income and a decrease in prepayments.

Investing Activities

Our main uses of cash for investing activities are mainly for the construction of gas pipelines.

Net cash used in investing activities for the six months ended June 30, 2009 was $6,173,770, which is an increase of  $5,366,443 from $807,327 for the same period of 2008.  Such increase is primarily due to a purchase of  the Chensheng subsidiary and pipeline construction.

Financing Activities

Our debt to equity ratio (total debt /total assets) was 7% as of June 30, 2009.  Net cash provided by financing activities for the six months ended June 30, 2009 was $5,191,201, which is an increase of $4,939,137 from $252,064 during the same period of 2008.  Such increase is mainly due to contributions from the private placement consummated on May 01, 2009.

On August 20, 2008, we completed a private placement in which we sold to China Hand Fund I, LLC, or China Hand, and its designees 1,857,373 shares of our Series A Preferred Stock and warrants to purchase 13,001,608 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of five (5) years following the date of issuance, for a purchase price of $9,000,000.

Subsequently, on May 1, 2009, we issued and sold to China Hand 1,116,388 shares of our Series B Convertible Preferred Stock and warrants to purchase 7,814,719 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of five (5) years following the date of issuance for a purchase price of $5,400,000.

Additionally, we agreed to certain make good provisions that will require us to issue to China Hand up to 334,916 additional shares of our Series B Preferred Stock if we do not achieve an audited after-tax net income of $5.0 million for the year ending December 31, 2009.  If we are successful in achieving such income target, China Hand will transfer 22,327 shares of its Series B Preferred Stock to certain members of our management.  We also agreed to issue to China Hand 27,910 shares of our Series B Preferred Stock if our common stock is not listed for trading on a national securities exchange on or before January 31, 2010.

Kuhns Brothers Securities Corporation, or Kuhns Brothers, acted as placement agent in connection with the August 20, 2008 and May, 1, 2009 private placements. In each case, as compensation for its services, Kuhns Brothers received a cash fee equal to 10% of the gross proceeds received from each private placement, as well as warrants to purchase 10% of the aggregate number of shares of our common stock issuable to China Hand in each private placement upon conversion of the Series A and Series B Preferred Stock.  Accordingly, Kuhns Brothers received cash fees of $900,000 and $540,000, and warrants to purchase 6,500,804 and 3,907,358 shares of our common stock, in connection with the August 20, 2008 and May 1, 2009 private placements, respectively.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months.  In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.  If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies
There were no material changes in the Company’s critical accounting policies from those described in the Company’s 2008 Form 10-K.

Recent Accounting Pronouncements

See Note 3 to the June 30, 2009, Unaudited  Condensed Consolidated Financial Statements, under the subheading “New Accounting Pronouncements” regarding the effect of certain new accounting standards on the Company

Seasonality

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

Effects of Inflation

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Mr. Yangkan Chong, our Chief Executive Officer and Mr. Peng Mun Foo, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, Mr. Chong and Mr. Foo concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

ITEM 1A.	RISK FACTORS.

You should carefully consider he risk factors discussed in Part I, Item 1A of the Company’s 2008 Form 10-K which could have a material impact on the Company’s business, financial condition or results of operations.  The risks described in the Company’s Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Appointment of Chief Operating Officer

On June 5, 2009, Mr. Dunhong Shi, age 45, was appointed as the Company’s Chief Operating Officer. Mr. Shi has experience in operations and management in energy-related companies. He has also held senior level positions in large and middle state-owned corporations, including Tianjin Soda Plant, Cogeneration Plant of Nanshan Group. Prior to joining the Company, and for over five years, Mr. Shi served as the Chief Operating Officer and Executive Director of Wahsang Gas (China) Investment Co., Ltd (a Hong Kong listed company), and as General Manager of Wahsang Energy Company.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2009	CHINA NEW ENERGY GROUP COMPANY

	By:	/s/ Yangkan Chong
Yangkan Chong, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peng Mun Foo
Peng Mun Foo, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)