Form 10-Q
period 2009-09-30
China New Energy Group CO
filed 2009-11-16
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of stock, as of  November 13, 2009 , 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	100,000,041
Series A Convertible Preferred Stock, $0.001 par value	1,857,373
Series B Convertible Preferred Stock, $0.001 par value	1,116,388

Quarterly Report on FORM 10-Q
 Three and Nine Months Ended September 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China New Energy Group Company
Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2009
(Stated in US dollars)

CHINA NEW ENERGY GROUP COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,878,751	$5,612,356
Restricted cash	196,873	221,152
Accounts receivable	3,925,491	2,183,087
Other receivables	2,159,614	2,254,997
Inventories, net	285,787	254,585
Prepayment	784,953	1,558,361
Other current assets	94,017	3,340
Total current assets	12,325,486	12,087,878

Property, plant and equipment, net	7,676,229	6,844,262
Construction in progress	8,447,645	5,589,551
Related party receivable	-	84,120
Intangible assets	1,804,658	1,814,316
TOTAL ASSETS	$30,254,018	$26,420,127

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$276,117	$111,660
Accrued expenses	277,271	256,071
Accruals and other payable-Third Party	526,837	3,144,043
Tax payable	523,770	693,116
Related party payable	97,888	-
Dividend payable on preferred stock	744,946	194,000
TOTAL CURRENT LIABILITIES	2,446,829	4,398,890

China New Energy's Stockholders' equity:
Preferred Stock: 10,000,000 shares authorized, $0.001 par value, 2,973,761 and 1,857,373 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	2,973	1,857
Common Stock: 500,000,000 shares authorized, $0.001 par value, 100,000,041 shares issued and outstanding as of September 30,2009 and December 31, 2008, respectively	100,000	100,000
Additional paid in capital	27,269,163	19,725,482
Accumulated (deficit)	(2,382,613)	(619,357)
Statutory surplus reserve fund	1,903,034	1,903,034
Accumulated other comprehensive income	693,939	730,168
Total China New Energy's Stockholders' equity	27,586,496	21,841,184

Non-controlling interest	220,693	180,053
TOTAL EQUITY	27,807,189	22,021,237
TOTAL LIABILITIES AND EQUITY	30,254,018	$26,420,127

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME – (UNAUDITED)
(Stated in US Dollars)

	For the Three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Connection services	$2,659,930	$2,092,445	$5,433,912	$3,846,773
Natural gas	157,344	161,413	518,970	390,214
	2,817,274	2,253,858	5,952,882	4,236,987
Cost of Sales:
Connection services	683,068	454,061	1,376,630	833,644
Natural gas	367,411	121,565	649,622	295,257
	1,050,479	575,626	2,026,252	1,128,901
Gross Profit	1,766,795	1,678,232	3,926,630	3,108,086

Operating Expenses:
Selling, general and administrative expenses	802,011	346,094	1,962,698	813,975

Total operating expenses	802,011	346,094	1,962,698	813,975

Operating income	964,784	1,332,138	1,963,932	2,294,111

Other Income (Expenses):
Interest Income	10,680	-	20,307	-
Interest (expense)	(3,699)	-	(4,370)	-
Other Income	5,558	3,702	5,651	9,974
Total other income	12,539	3,702	21,588	9,974

Income from continuing operations, before tax	977,323	1,335,840	1,985,520	2,304,085

Income Taxes	461,013	391,358	828,800	705,244

Income from continuing operations, net of tax	516,310	944,482	1,156,720	1,598,841

Income (loss) from discontinued operations, net of tax	-	(7,116)	-	223,410
Net Income	516,310	937,366	1,156,720	1,822,251

Net (Income) attributable to non controlling interest	(25,104)	(37,009)	(18,200)	(46,277)

Net Income attributable to China New Energy Group	$491,206	$900,357	$1,138,520	$1,775,974

Other Comprehensive income:
Net Income	516,310	937,366	1,156,720	1,822,251
Foreign currency translation	(42,159)	37,114	(41,854)	377,403
Comprehensive income attributable to the Non-controlling interest	251	-	(12,026)	-
Comprehensive income attributable to China New Energy Group	$474,402	$974,480	$1,102,840	$2,199,654

Income (Loss) per share – Basic & diluted:
Income (Loss) from continuing operations attributable to the Company's common stockholders	$0.00	$(0.06)	$(0.02)	$(0.05)
Discontinued operations attributable to the Company's common stockholders	$0.00	$0.00	$0.00	$0.00
Net income (loss) attributable to the Company's common stockholders	$0.00	$(0.06)	$(0.02)	$(0.05)

Weighted average common shares outstanding:
Basic	100,000,041	100,000,041	100,000,041	98,321,560
Diluted	209,495,669	132,839,829	200,655,139	110,255,834

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(Stated in US Dollars)

	For The Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to China New Energy Group Company	$1,138,520	$1,775,974
Income attributable to non-controlling interest	18,200	27,371
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	277,476	125,592
Amortization	9,572	6,429

Changes in operating assets and liabilities:
Accounts receivable	(1,741,568)	(374,181)
Other receivables	205,909	(650,954)
Inventories	(31,228)	174,757
Prepayment	772,557	-
Other current assets	(90,613)	-
Accounts payable	164,360	(398,948)
Accrued expenses	21,251	-
Accruals and other payable-Third Party	(710,835)	(790,089)
Taxes payable	(169,093)	(397,601)

Net cash used in operating activities	(135,492)	(501,650)

Cash flows from investing activities
Addition of construction in progress	(2,857,106)	(960,375)
Addition of fixed assets	(1,110,147)	(97,692)
Payments made to acquire subsidiary	(1,838,946)	-
Acquisition of an associated company	-	483,512

Net cash used in investing activities	(5,806,199)	(574,555)

Cash flows from financing activities
Repayment of cash advanced from director	-	(210,711)
Issued preferred stock	4,752,140	9,000,000
Payment of offering costs associated with preferred stock	-	(1,507,144)
Contribution from former non-controlling interest	439,060	-
Loan from related parties	24,279	-

Net cash flows provided by financing activities	5,215,479	7,282,145

Effect of exchange rate changes in cash	(7,393)	(1,308,366)

Net (decrease) increase in cash	(733,605)	4,897,574

Cash- beginning of year	5,612,356	2,311,028

Cash- end of year	$4,878,751	$7,208,602

Supplemental disclosure of cash flow information:

Interest paid in cash	$4,370	-
Income taxes paid in cash	$522,594	-

Supplemental disclosure of non-cash investing and financing activities:

Accrued dividend of preferred stock	$550,946	-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Form 10-K of China New Energy Group Company filed on April 15, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Going Concern

As shown in accompanying condensed consolidated financial statements, the Company had an accumulated deficit incurred through September 30, 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts and classification of liability that might be necessary in the event the Company cannot continue in existence.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships. Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

2. Discontinued operations

Effective September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun Sing Ocean including substantially all of its assets. In accordance with FASB ASC No. 360, “Accounting for the Impairment of Long-Lived Assets”, Hunchun Sing Ocean operation is being accounted for as discountinued operations and, accordingly, its operating results are segregated and reported as discountinued operations in the accompanying consolidated statement of operations in 2009 and 2008.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Organization and Nature of Business

China New Energy Group Company (the “Company”) was incorporated on March 28, 2008 in the state of Delaware USA. The principal activity of the Company is investment holding. Details of the Company’s subsidiaries and its subsidiary’s branch companies and subsidiary (which together with the company are collectively referred to as the “Group”) and their principal activities as of September 30, 2009 were as follows:

		% of shareholding attributable to the Company
Name	Place of Registration	Direct	Indirect	Effective
Willsky Development Ltd.	BVI	100%	-	100%

China New Energy (Tianjin) Investment & Consulting Co., Ltd (“CNETICCL”)	The PRC	100%	-	100%

Tianjin Sing Ocean Public Utility Development Co. Ltd. (“TSOPUDCD”)	The PRC	-	99%	99%

QinHuangDao ChenSheng Gas Co., Ltd. (“QHDCSGCL”)	The PRC	51%	48.5%	99.5%

Yingkou Zhongneng Gas Development Co., Ltd (“YZGDCL”)	The PRC	-	99%	99%

Tianjin Binhai Zhongneng Gas Co., Ltd. (“TBZGCL”)	The PRC	-	99.3%	99.3%

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

On May 27, 2008, we changed our name from Travel Hunt Holdings, Inc. to China New Energy Group Company.

Tianjin Sing Ocean Public Utility Development Co. Ltd. (“TSOPUDCD”) is an equity joint venture established in the PRC to be operated for a period of 50 years until January 18, 2054. It is a subsidiary of the Company and it’s consolidated into the Company’s financial statements.  It has a branch division in Acheng, Tianjin Sing Ocean Public Utility Development Co., Ltd (“TSOPUDCL-AD”) and established in the PRC to be operated for a period of 5 years until December 28, 2010 and 50 years until January 18, 2054.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Organization and Nature of Business - continued

QinHuangDao ChenSheng Gas Co, Ltd. (QHDCSGCL) - On September 16, 2008, we, through our 99%-owned subsidiary Tianjin Sing Ocean Public Utility Development Co., Ltd., entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng Gas, in exchange for our 99% ownership in Hunchun Sing Ocean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, the Company entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng Gas.  Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng Gas from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million).  The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng Gas, and our 99%-owned subsidiary Tianjin Sing Ocean now owns 49% of the equity of Chensheng Gas and therefore, the  Group ultimately hold Chensheng 99.5%.

Yingkou Zhongneng Gas Development Co., Ltd (YZGDCL) is a 100% owned subsidiary of our 99%-owned subsidiary Tianjin Sing Ocean Public Utility Development and therefore, the Group ultimately owned 99% of YZGDCL. YZGDCL established in the PRC to operate a natural gas distribution network in the city of Dashiqiao.

China New Energy (Tianjin) Investment & Consulting Co., Ltd (CNETICCL) is a 100% owned subsidiary of the Company and established in the PRC for investment holding purposes.

On June 26, 2009, our 99.5%-owned subsidiary Qinhuangdao Chensheng Gas Co., Ltd. contributed $1,462,501 (RMB10,000,000) in cash in which 60.6% of the shareholding and our 99%-owned subsidiary Sing Ocean contributed $950,626 (RMB6,500,000) in assets in which 39.4% of the shareholding to establish a subsidiary, Tianjin Binhai Zhongneng Gas Co., Ltd. (TBZGCL), in Da Gang District, Tianjin, China, for constructing and developing the gas projects of Private Economic Park and Taiping County in Dagang District, Tianjin. As a result, the group hold 99.3% of the TBZGCL.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies

(a) Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

We recognize revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  Natural gas revenues are recorded based on the amount of product delivered to customers through pipelines and checked by gas meters.

Connection fees, which relate to the hookup from the street pipeline to the customer, are charged to both residential and commercial customers. This revenue segment accounts for a majority of the Company’s revenue. The connection fees are recognized as revenue upon the completion of the jobs by the contractor, the installation being checked and accepted by the Company’s technical staff, and acceptance by the customer.

(c) Foreign Currency Transactions

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is US$, the functional currency of Willsky Development Ltd is HK$, and the functional currency of all the PRC subsidiaries is Renminbi (RMB). The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the nine months ended September 30, 2009 and 2008.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(d) Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods.

(e) Reclassifications

Certain prior year amounts on the financial statements have been reclassified to conform to current classifications. Such reclassifications had no effect on net income (loss).

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies - continued

(f) Recently Issued Accounting Guidance

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC.

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance will result in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that this change in accounting policy will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities that are consolidated under our current accounting policy may not be consolidated subsequent to the effective date of the new guidance. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

No other new accounting pronouncements, applicable to the Company, have been issued.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity.

Components of basic and diluted earnings per share were as follows:

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008
Numerator for basic and diluted EPS:
Net Income attributable to China New Energy Group	$491,206	$900,357	$1,138,520	$1,775,974

Deemed dividend on Preferred stock issued	-	(7,031,818)	(2,350,829)	(7,031,818)
Dividend on Preferred stock	(226,946)	(59,000)	(550,946)	(59,000)

Net income (loss) attributed to common stockholders	264,260	(6,190,461)	(1,763,255)	(5,314,844)

Denominator for basic and diluted EPS:
Weighted average shares of common stock outstanding	100,000,041	100,000,041	100,000,041	98,321,560
Weighted average shares of preferred stock outstanding	104,081,635	29,677,590	86,906,435	9,964,738
Dilutive effect of options, warrants, and contingently issuable shares	5,413,993	3,162,198	13,748,663	1,969,535
Common stock and common stock equivalents	209,495,669	132,839,829	200,655,139	110,255,833

Earnings per share:
Basic	$0.00	$(0.06)	$(0.02)	$(0.05)
Diluted	$0.00	$(0.06)	$(0.02)	$(0.05)

For the three months and nine months ended September 30, 2009 and 2008, no potential common shares are included in the computation of any diluted per-share amount because it results in an anti-dilutive effect.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories

Inventories consist of the following:

	September 30	December 31
	2009	2008
Raw materials	$285,787	$254,585
Work in progress	-	-
Finished goods	-	-

	$285,787	$254,585

7. Plant and Equipment, net

	September 30,	December 31,
	2009	2008
At cost
Office equipment	$101,359	$33,893
Motor vehicles	279,948	187,137
Gas transportation vehicles	424,856	424,937
Gas station	2,263,850	2,102,612
Underground gas pipelines	5,511,610	4,723,520
	8,581,623	7,472,099

Less: accumulated depreciation	(905,394)	(627,837)

	$7,676,229	$6,844,262

The gas pipelines, gas station, and other constructed assets belong to the Company, not to the municipalities or other units that contract with the Company to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

The Company recorded the depreciation of office equipment and motor vehicles under general and administrative expenses, and the depreciation of gas transportation vehicles, gas station and underground gas pipelines under the cost of sales.

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $277,476 and $125,592 respectively.

Depreciation expenses for the three months ended September 30, 2009 and 2008 was $97,289 and $42,526 respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets, net

	September 30,	December 31,
	2009	2008
At cost
Land use rights	$587,316	$587,429
Goodwill	1,263,518	1,263,491
	1,850,834	1,850,920

Less: accumulated amortization	(46,176)	(36,604)

	$1,804,658	$1,814,316

Amortization expense for the nine months ended September 30, 2009 and 2008 was $9,572 and $6,429, respectively.

Amortization expense for the three months ended September 30, 2009 and 2008 was $3,180 and $2,172, respectively

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$3,191
2010	12,765
2011	12,765
2012	12,765
2013	12,765
Thereafter	486,889

Total	$541,140

9. Restricted cash

At September 30, 2009 and December 31, 2008, restricted cash of $196,873 and $221,152 respectively represented the cash held by Escrow agent for the expenses relating to investor and public relations.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

The Company, its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operated. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2009.  A subsidiary of the Company was incorporated under the international Business Companies Act of the British Virgin Islands and, accordingly is exempted from payment of British Virgin Islands income taxes. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for TSOPUDCD, YZGDCL, and CNETICCL, whereas QHDCSGCL is being taxed on 1% of its gross sales for the first half of year 2009 and 25% on net income started from July, 2009 and 0.8% of it gross sales for the year of 2008.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC No. 740.10.  The income tax expense was $828,800 and $705,244 for the nine months ended September 30, 2009 and 2008, respectively.  The Company has recorded no deferred tax assets or liabilities as of September 30, 2009 and 2008, since the management intends to maintain a full valuation allowance.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Current tax	$461,013	$391,358	$828,800	$705,244
Change in deferred tax assets-NOL	205,514	57,398	397,124	129,223
Change in deferred tax assets	11,168	-	8,237	-
Change in valuation allowance	(216,682)	(57,398)	(405,361)	(129,223)

Total	$461,013	$391,358	$828,800	$705,244

All of the Company’s income before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the fiscal year of 2009 and 2008 respectively to income before income taxes for the three and nine months ended September 30, 2009 and 2008 for the following reasons:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Profit before income taxes	$977,323	$1,335,840	$1,985,520	$2,304,085

Computed “expected” income tax expense at 25%	244,331	333,960	496,380	576,021
Income tax expense taxed on QHDCSGCL at 1% of gross sales	-	-	(72,941)	-
Tax effect on net taxable temporary differences	11,168	-	8,237	-
Effect of cumulative tax losses	205,514	57,398	397,124	129,223

	$461,013	$391,358	$828,800	$705,244

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions

As of September 30, 2009 and December 31, 2008, the Group has the following balances with related parties:

	September 30,	December 31,
	2009	2008

Tianjin Huanlong Commercial and Trading Company, shareholder of the subsidiary	$(97,888)	$-
Qu Qiangxi, ex-shareholder of the subsidiary	-	84,120

	$(97,888)	$84,120

The balances have no stated terms for repayment and are not interest bearing.

12. Concentrations and Credit Risk

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.  Financial instruments that potentially subject the Group to a concentration of credit risk consist of cash and accounts receivable.

For the nine months period ended September 30, 2009 and 2008, one customer accounted for approximately 12% and four customers accounted for approximately 57% of the Company’s sales respectively.

For the three months period ended September 30, 2009 and 2008, three customers accounted for approximately 46% and five customers accounted for approximately 76% of the Company’s sales respectively.

At September 30, 2009, two major customers accounted for 14% and 13% of net accounts receivable respectively. At December 31, 2008, two major customers accounted for 19% and 11% of net accounts receivable respectively.

At September 30, 2009, three major suppliers accounted for 53%, 12% and 11% of net accounts payable respectively. At December 31, 2008, two major suppliers accounted for 49% and 12% of net accounts payable respectively.

The Company does not require collateral to support financial instruments that are subject to credit risk.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases the property under operating lease agreements. The Company rents property for offices space. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

As of September 30,

Remainder of 2009	$43,329
2010	141,678
2011	-
2012	-
2013	-
Thereafter	-

Total minimum lease payments	$185,007

During the nine months ended September 30, 2009 and 2008, rental expenses included in general and administrative expenses were $102,409 and $8,214, respectively.

During the three months ended September 30, 2009 and 2008, rental expenses included in general and administrative expenses were $39,816 and $0, respectively.

As of September 30, 2009, the Company did not have any contingent liabilities.

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

14.  Environmental Matters

The Company does not anticipate any material future cash requirements to environmental issues. If circumstances change, the Company will record the estimated charges to return the sites to their original condition.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Business and geographical segments

The Company’s operations are classified into two principal reportable segments which are provision of gas pipe connection services and provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies .

Reportable Segments

	For the nine months ended September 30, 2009			For the nine months ended September 30, 2008			For the nine months ended September 30
	Connection	Natural		Connection	Natural		2009	2008
	services	gas	Corporate	services	gas	Corporate	Total	Total

External revenue	$5,433,912	518,970	-	3,846,773	390,214	-	5,952,882	4,236,987
Interest income	20,307	-	-	-	-	-	20,307	-
Interest expense	(4,370)	-	-	-	-	-	(4,370)	-
Depreciation and amortization	31,318	255,730	-	125,592	6,429	-	287,048	132,021
Net profit/(loss) after tax	4,073,220	(201,135)	(2,715,365)	3,059,406	(37,064)	(1,200,091)	1,156,720	1,822,251

Expenditures for long-lived assets	3,967,253	-	-	1,058,067	-	-	3,967,253	1,058,067

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Business and geographical segments - continued

Reportable Segments

	For the three months ended September 30, 2009			For the three months ended September 30, 2008			For the three months ended September 30
	Connection	Natural		Connection	Natural		2009	2008
	services	gas	Corporate	services	gas	Corporate	Total	Total

External revenue	$2,659,930	157,344	-	2,092,445	161,413	-	2,817,274	2,253,858
Interest income	10,680	-	-	-	-	-	10,680	-
Interest expense	(3,699)	-	-	-	-	-	(3,699)	-
Depreciation and amortization	31,318	69,151	-	125,592	(80,894)	-	100,469	44,698
Net profit/(loss) after tax	2,153,098	(7,031)	(1,629,757)	1,878,198	(116,817)	(824,015)	516,310	937,366

Expenditures for long-lived assets	367,571	-	-	409,260	-	-	367,571	409,260

	As at September 30, 2009			As at December 31, 2008			As at September 30,	As at December 31,
	Connection	Natural		Connection	Natural		2009	2008
	services	gas	Corporate	services	gas	Corporate	Total	Total

Assets	15,724,243	8,229,739	6,300,036	13,930,906	7,395,087	5,094,134	30,254,018	26,420,127

The Company’s operations are located in the PRC. All revenue is from customers in the PRC. All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Issuance of Series B Convertible Preferred Stock Securities Purchase Agreement

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

Kuhns Brothers Securities Corporation (“Kuhns Brothers”) acted as placement agent in connection with the Private Placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $540,000, representing 10% of the gross proceeds received from the Private Placement, as well as warrants to purchase 3,907,358 shares of the Company’s Common Stock (the “Agent Warrants”), representing 10% the aggregate number of shares of common stock issuable to China Hand in the Private Placement upon conversion of the Preferred Stock.

In connection with the signing of the SPA, on April 30, 2009, the Company also entered into a Closing Escrow Agreement by and among the Company, China Hand and Escrow LLC (the “Escrow Agent”), pursuant to which China Hand agreed to deposit all funds due to the Company under the SPA in escrow until such time as all closing conditions of the SPA have been satisfied and the Escrow Agent shall have received notice, executed by both the Company and China Hand, instructing the Escrow Agent to release such funds to the Company. The Closing Escrow Agreement terminates upon the release of all funds from escrow as described above, or upon the 90th day following the date of the Closing Escrow Agreement if no such instruction to disburse funds is received by the Escrow Agent, on which date all such funds will be returned to China Hand. In May, the Company received all the funds  amounting to $5,400,000 from the Escrow Agent.

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

Amendment and Restatement of Certain Registration Rights

In connection with the closing of the Private Placement, the Company and China Hand amended and restated that certain  registration rights agreement between the Company and China Hand dated August 20, 2008.  Pursuant to the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”),  among other things, the Company agreed to register all of the shares of common stock underlying the securities issued to China Hand in the Private Placement, as well as the private placement that was consummated on August 20, 2008 (collectively, the “Shares”) within a pre-defined period. Under the terms of the Amended and Restated Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) under the Securities Act of 1933 covering the resale of the Shares by May 30, 2009. The Company is subject to registration delay payments in amounts prescribed by the Amended and Restated Registration Rights Agreement if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments will accrue at a rate of $54,000 per month or one percent (1%) of the gross proceeds of the Private Placement; provided that the maximum aggregate amount of the registration delay payments pursuant to the Amended and Restated Registration Rights Agreement is $810,000, or fifteen percent (15%) of the gross proceeds of the Private Placement. Subsequently, the Company signed a wavier agreement with China Hand on April 30, 2009 which waived the above terms and conditions.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 16,. 2009. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

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

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and residential consumers in the cities of Dashiqiao, Acheng and Nandaihe. Currently, these distribution networks provide natural gas to an aggregate of approximately 61,000 consumers in these cities.

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

On May 27, 2008, we changed our name from Travel Hunt Holdings, Inc. to China New Energy Group Company.

Tianjin Sing Ocean Public Utility Development Co. Ltd. (“TSOPUDCD”) is an equity joint venture established in the PRC to be operated for a period of 50 years until January 18, 2054. It is a subsidiary of the Company and it’s consolidated into the Company’s financial statements.  It has a branch division in Acheng, Tianjin Sing Ocean Public Utility Development Co., Ltd (“TSOPUDCL-AD”) and established in the PRC to be operated for a period of 5 years until December 28, 2010 and 50 years until January 18, 2054.

QinHuangDao ChenSheng Gas Co, Ltd. (QHDCSGCL) - On September 16, 2008, we, through our 99%-owned subsidiary Tianjin Sing Ocean Public Utility Development Co., Ltd., entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng Gas, in exchange for our 99% ownership in Hunchun Sing Ocean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, the Company entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng Gas.  Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng Gas from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million).  The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng Gas, and Tianjin Sing Ocean now owns 49% of the equity of Chensheng Gas.

Yingkou Zhongneng Gas Development Co., Ltd (YZGDCL) is a subsidiary of the Company and established in the PRC to operate a natural gas distribution network in the city of Dashiqiao.

China New Energy (Tianjin) Investment & Consulting Co., Ltd (CNETICCL) is a subsidiary of the Company and established in the PRC for investment holding purposes.

On June 26, 2009, our subsidiary, Qinhuangdao Chensheng Gas Co., Ltd. and Sing Ocean contributed $1,462,501 (RMB10,000,000) in cash and $950,626 (RMB6,500,000) in assets respectively to establish a wholly-owned subsidiary, Tianjin Binhai Zhongneng Gas Co., Ltd., in Da Gang District, Tianjin, China, for constructing and developing the gas projects of Private Economic Park and Taiping County in Dagang District, Tianjin.

The following chart reflects our organizational structure as of the date of this report.

Reportable Operating Segments

For the nine months ended September 30, 2009,  we had sales revenue of $5.95 million  of which $5.43 MM or 91% was from connection services while $0.52 million or 9% was from gas sales.

Our revenue for the nine months ended September 30, 2009, is mainly contributed by the connection services segment as the company concentrates our efforts to provide our services to property developers.  Thus, the gas consumption will begin when the properties are sold in the market.  Currently, the volume of gas sales to connected households is not high. This phenomenon does affect our revenue structure.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2009:

•	Revenues: Our revenues were approximately $2.82 MM for the three months ended September 30, 2009, an increase of 25% from the same period of 2008.

•
Gross Margin: Gross margin was 63% for the three months ended September 30, 2009, compared to gross margin of 74 % for the three months ended Septembetr 30, 2008 representing  a straight decrease of 11% or a percentage increase of 5% for the same period in 2008.

•
Operating Expense: Operating expense (including selling, general and  administrative expense) was $0.80 MM for the three months ended September 30, 2009, an increase of 132% from the same period of 2008.

•	Net Income: Net income was approximately $0.492 MM for the three months ended September 30, 2009, a decrease of 45% from the same period of 2008.

•	Fully diluted net income per share: Fully diluted net income per share was $0.01 for the three months ended September 30, 2009, as compared to net loss per share $0.06 for the same period of 2008.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the nine months ended September 30, 2009 and 2008 as the Company did not have reportable taxable income for the period.

Willsky Development Company, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the nine months ended September 30, 2009 and 2008 as Willsky Development Company did not have reportable taxable income for the period.

China New Energy (Tianjin) Investment & Consulting Co.,Ltd is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of  25%.

Tianjin Sing Ocean Public Utility Development Company is subject to the tax laws of  the PRC at  the prevailing statutory rate of enterprise income tax of 25%.

Acheng is a division of Tianjin Sing Ocean Public Utility Development Company: thus, it is not subject to separate statutory income tax.

Yingkou Zhongneng Gas Development Company is subject to the tax laws of the PRC, the prevailing statutory rate of enterprise income tax is 25%.

Qinhuangdao Chensheng Gas Company is subject to the tax laws of the PRC being taxed on 0.8% of  annual sales. Starting from January 1, 2009, the tax rate was changed to 1% on annual sales.  It was further amended and effective on July 1, 2009, the tax rate was changed to 25% on net income.

Tianjin Binhai Zhongneng Gas Company is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its main properties, accounting books, corporate seal, board and shareholder minutes are kept in China; and (iv) directors with voting rights or senior management often reside in China.  Such resident enterprise would be subject to an EIT rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person.  Nor are detailed measures available on the imposition of tax on non-domestically incorporated resident enterprises. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as subject to PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

The following table summarizes the results of our operations during the three-month periods ended September 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2008 to the three-month period ended September 30, 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percentage Change Increase (Decrease)
Revenues	$2,817	2,254	25%

Cost of Sales	1,050	576	82%

Gross Profit	1,767	1,678	5%

Selling, General &Administrative Expenses	802	346	132%

Operating Income	965	1,332	(28)%

Other Income and (Expenses)
Interest income	11	-	-
Interest (Expense)	(4)	-	-
Other Income (Expense)	6	4	50%

Income from Continuing Operations Before Income Taxes	977	1,336	(27)%

Income Taxes	461	391	18%

(Loss) From Discontinued Operations	-	(7)	-

Non controlling interest	(25)	(37)	(32)%
Net Income	$491	900	(45)%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $0.56 MM, or 25% to $2.82 MM for the three months ended September 30, 2009 from $2.25 MM for the same period in 2008. This increase was mainly attributable to an increase in number of connection households.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.47 MM, or 82%, to $1.05 MM for the three months ended September 30, 2009 from $0.58 MM during the same period in 2008. Such increase was mainly attributable to a corresponding increase in the number of households connected to our distribution network and we recorded the depreciation of the operation under cost of sales for the three months ended September 30, 2009.

Gross Profit. Our gross profit increased by $0.09 MM, or 5%, to $1.77 MM for the three months ended September 30, 2009 from $1.68 MM during the same period in 2008. Gross profit as a percentage of revenues. or gross profit margin, was 63% for the three months ended September 30, 2009.  The gross profit margin during the same period in 2008 was 74%. Such decrease in gross profit margin was mainly due to cost reallocation of the depreciation.

Selling, General & Administrative Expenses (S&G&A Expenses). SG&A expenses, include office expenses, entertainment and travelling, salaries and other expenses. SG&A expenses increased by $0.46 MM, or 132%, to $0.80 MM for the three months ended September 30, 2009 from $0.35 MM during the same period in 2008. As a percentage of revenues, SG&A expenses increased to 28% for the three months ended September 30, 2009 from 15% for the same period in 2008.  This increase was mainly due to the fact that we are preparing to expand our company.    Management believes that the relatively high SG&A expenses will continue as we endeavor  to expand our business.

Net Income. Net income decreased $0.41 MM, or 45% to a net income of $0.49 MM for the three months ended September 30, 2009 from net income of $0.90 MM for the same period of 2008, mainly due to the increase in SG&A expenses.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2009 and ended September 30, 2008, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2008 to the nine-month period ended September 30, 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Percentage Change Increase (Decrease)
Revenues	$5,953	4,237	40%

Cost of Sales	2,026	1,129	79%

Gross Profit	3,927	3,108	26%

Selling, general and Administrative Expenses	1,963	814	141%

Operating Income (Expenses)	1,964	2,294	(14%)

Other Income and (Expenses)
Interest income	20	-	-
Interest (Expense)	(4)	-	-
Other Income (Expense)	6	10	(43%)

Income (Loss) from Continuing Operations Before Income Taxes	1,986	2,304	(14%)

Income Taxes	829	705	18%

Income From Discontinued Operations	-	223	-

Non controlling interest	(18)	(46)	(61%)
Net Income	$1,139	1,776	(36%)

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas. Revenues increased $1.72 MM or 40% to $5.95 MM for the nine months ended September 30, 2009 from $4.24 MM for the same period in 2008. This increase was mainly attributable to an increase in number of connected households and an increase in natural gas consumption.

Cost of Sales.  Cost of sales consists primarily of the purchase of natural gas from our suppliers and connection costs. Our cost of sales increased $0.90 MM, or 79%, to $2.03 MM for the nine months ended September 30, 2009 from $1.13 MM during the same period in 2008. Such increase was mainly attributable to a corresponding increase in the number of households connected to our network and increase in natural gas consumption by our customers. As a percentage of revenues, the cost of sales increased to 34% during the nine months ended September 30, 2009, from 27% in the same period in 2008, which was mainly attributable to an increase in the number of connected households.

Gross Profit. Our gross profit increased $0.82 MM, or 26%, to $3.93 MM for the nine months ended September 30, 2009 from $3.11 MM during the same period in 2008. Gross profit as a percentage of revenues was 66% for the nine months ended September 30, 2009, a decrease of 7% from 73% during the same period in 2008. This percentage decrease was mainly due to an increase in our connection costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include sales representative commissions, promotion fees, salesperson salaries and expenses, depreciation charges and other fees, increased $1.15 MM, or 141%, to $1.96 MM for the nine months ended September 30, 2009 from $0.81 MM during the same period in 2008.  As a percentage of revenues, general and administrative expenses increased to 33% for the nine months ended September 30, 2009 from 19% for the same period in 2008. This increase was mainly due to the fact that we are endeavoring to expand our business.  Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Net Income. Net income decreased $0.64 MM, to $1.14 MM for the nine months ended September 30, 2009 from $1.78 MM for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of approximately $4.9 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$(135)	$(502)
Net cash used in investing activities	(5,806)	(575)
Net cash provided by financing activities	5,215	7,282
Effect of exchange rate changes in cash	(7)	(1,308)
Net increase (decrease) in cash	$(734)	$4,898

Operating Activities

Net cash used in operating activities was $0.14 MM for the nine months ended September 30, 2009, compared to net cash used in operating activities of $0.50 MM during the same period of 2008. This decrease in funds used in our operating activities was primarily due to an increase of accounts receivable, as well as a decrease in prepayment and other payables.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the nine months ended September 30, 2009 was $5.81 MM which is an increase of $5.23 MM from $0.57 MM for the same period of 2008.  This increase was due to a purchase of  the Chensheng subsidiary,  and increased  construction in progress and fixed assets.

Financing Activities

Our debt to equity ratio  was 9% as of September 30, 2009.  Net cash provided by financing activities for the nine months ended September 30, 2009 was $5.22 MM, which is a decrease of $2.07 MM from $7.28 MM during the same period of 2008.  The decrease was mainly attributable to the fund falling in 2009. It was a decrease of 28%.

On August 20, 2008, we completed a private placement in which we sold to China Hand Fund I, LLC, or China Hand, and its designees 1,857,373 shares of our Series A Preferred Stock and warrants to purchase 13,001,608 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) exercisable for a period of five (5) years following the date of issuance, for a purchase price of $9,000,000.

Subsequently, on May 1, 2009, we issued and sold to China Hand 1,116,388 shares of our Series B Convertible Preferred Stock and warrants to purchase 7,814,719 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) exercisable for a period of five (5) years following the date of issuance for a purchase price of $5,400,000.

Additionally, we agreed to certain make good provisions that will require us to issue to China Hand up to 334,916 additional shares of our Series B Preferred Stock if we do not achieve audited after-tax net income of $5.0 million for the year ending December 31, 2009.  If we are successful in achieving this income target, China Hand will transfer 22,327 shares of its Series B Preferred Stock to certain members of our management.  We also agreed to issue to China Hand 27,910 shares of our Series B Preferred Stock if our common stock is not listed for trading on a national securities exchange on or before January 31, 2010.

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

Going Concern

As shown in accompanying condensed consolidated financial statements, the Company had an accumulated deficit incurred through September 30, 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts and classification of liability that might be necessary in the event the Company cannot continue in existence.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships. Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For nine months ended September 30, 2009, the company spent about $5.8 MM in capital expenditures which was mainly for the construction of gas pipelines, gas station and acquisition. The company settled the payments according to the terms of the contract and fulfilled of its contractual obligations.  Other than the operating leases stated in Note 12 to Unaudited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 12, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.18 MM .

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies from those described in the Company’s 2008 Form 10-K.

Seasonality

Our pipeline distribution networks are primarily located in northeastern China, which is extremely cold during the winter months. Additionally, gas consumption by residential customers is higher in the winter months for heating purposes, and there is a corresponding increase in usage during winter. However, due to the cold weather we are unable to construct primary gas pipelines.  If a primary pipeline is already in place, we are able to connect new customers to our distribution network during this time.

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

Price Risk

We are principally engaged in the development of natural gas distribution networks, and the distribution of natural gas to residential, industrial and commercial customers in small and medium sized cities in China.  In the PRC   the price of connection fees and gas sales to residential customers is subject to the approval of the corresponding local PRC Price Bureau.  The corresponding local PRC Price Bureau will examine our cost of connection and gas supply, compare it with the local living standard, then finalize and approve our price of connection fees and gas sales.  There is no assurance that we will be able to obtain the necessary approvals to increase our prices if our costs increase.   As  we only have to obtain the approval of the local PRC Price Bureau for connection fees and gas sales to residential customers the price to commercial customers is subject to contractual negotiation between both parties.

None.

Foreign Exchange Risk

The PRC government imposes control over the conversion of Renminbi into foreign currencies.  Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.  Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. As our operations are primarily in PRC, any significant revaluation or devaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. We may not be able to hedge effectively against in any such case. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition. CNER’s operating companies are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that is required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Yangkan Chong, our Chief Executive Officer and Mr. Eric Yu Tak Shing, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, Mr. Chong and Mr. Yu concluded that as of September 30, 2009 our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NEW ENERGY GROUP COMPANY

Date: November 14, 2009	By:	/s/ Yangkan Chong
Yangkan Chong, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric Yu Tak Shing
Eric Yu Tak Shing, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)