Form 10-K/A
period 2008-12-31
China New Energy Group CO
filed 2010-04-15
CIK 1262159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-28543

CHINA NEW ENERGY GROUP COMPANY
(Exact name of registrant as specified in its charter)

Delaware	65-0972647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20F., Centre Plaza, No. 188 Jiefang Road, Heping District, Tianjin, China.
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

Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $6.2 million.   Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 13, 2010, there were 105,395,032 shares of the Registrant’s common stock outstanding.

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

In this report, unless indicated otherwise, references to:

•
“China New Energy,” “the company,” “we,” “us,” or “our,” are references to the combined business of China New Energy Group Company and its wholly-owned subsidiaries, Willsky, Wuyuan,Tianjin Investment,SingOcean, Chensheng  and Yingkou Zhongneng, Zhanhua Jiutai, Binhai Zhongneng,but do not include the stockholders of China New Energy;

•	“Willsky” are references to Willsky Development, Ltd.

•	“Wuyuan” are references to Wuyuan County Zhongran Gas Limited.

•	“Tianjin Investment” are references to China New Energy(Tianjin) Investment & Consulting Co.,Ltd.

•	“SingOcean” are references to Tianjin SingOcean Public Utility Development Co., Ltd.

•	“Chensheng” are references to Qinhuangdao Chensheng Gas Co. Ltd.

•	“Yingkou Zhongneng” are reference to Yingkou Zhongneng Gas Development Company Limited.

•	“Zhanhua Jiutai” are reference to Zhanhua Jiutai Gas Co.Limited.

•	“Binhai Zhongneng” are reference to Tianjin Binhai Zhongneng Gas Company Limited.

•	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;

•	“BVI” are references to the British Virgin Islands;

•	“RMB” refer to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

•	“SEC” means the Securities and Exchange Commission; and

•	“Securities Act” mean the Securities Act of 1933, as amended, and “Exchange Act” mean the Securities Exchange Act of 1934, as amended.

EXPLANATORY NOTE REGARDING RESTATEMENT

This Amendment No. 1 ("Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 ("Form 10-K"), which was filed with the SEC on April 15, 2009, amends the Form 10-K to reflect restated amounts and revised disclosures of the Company's consolidated financial statements for the year ended December 31, 2008.

The principal changes to our Report in this amendment are as follows:

1.  There were errors in the recording of the fair value of the assets acquired during the acquisition of Chensheng. Therefore, the Group has recorded the increase to the fair value from the book value of several assets, including $1,036,655 of Property, plant and equipment, $3,012 of Inventories, and $63,014 of Goodwill and the decrease in $505,941 in Land use right. Consequently, we recalculated the $96,489 of the depreciation for such increment of those assets and minority interest in Chensheng, which caused a decrease to the minority interest by $77,647 in the consolidated balance sheet and a decrease to the minority interest’s share of net income by $414,763 in the consolidated statement of operations and comprehensive income.

2.  There was an error in the elimination of its intercompany accounts. Therefore, we have recorded a decrease in the related party receivable balances by $84,120 and an increase in the general and administrative expenses by $54,196 and the comprehensive income of $29,924.

3.  We have reassessed the nature of the preferred stock together with warrants and we reclassified $1,857 and $7,029,961 (total amounting to $7,031,818) from preferred stock and additional paid in capital.  Also, we reclassified warrant liabilities of $2,952,273 from additional paid in capital and recognized a $2,553,870 loss from the change in fair value of the warrant liabilities in the income statement and the total amount of the warrant liabilities was $5,506,143 as of December 31, 2008.  In addition, we have accrued $900,000 registration right liabilities as of December 31, 2008.

4.  There was an error in recording the pre-acquisition cash flow activities of the newly acquired subsidiary, Chensheng and the cash flow activities of disposed subsidiary, Hunchun.  We have excluded the cash flow activities of Chensheng and included the cash flow activities of Hunchun under discontinued operations in each section of the cashflow activities.  As a result, we made those adjusting entries in the cash flow statement for the year ended December 31, 2008.

5.  We have some reclassifications in both Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income.

6.   In addition, management made a determination that the Company’s financial statements in each of its quarterly reports filed in 2009 could not be relied on that it will restate the Company’s financial statements for each of the quarterly reports it filed in 2009. The Company filed a current Report on Form 8-K disclosing these determinations under item 4.02 of Form 8-K concurrent with the filing of this Annual report.

PART I

Overview of Our Business

We are a vertically integrated natural gas company engaged in the development of natural gas distribution networks, and the distribution of natural gas to residential, and industrial and commercial customers in small and medium sized cities in China.

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and domestic consumers in the cities of Dashiqiao, Nandaihe, Zhanhua and Wuyuan. Currently, these distribution networks provide natural gas to an aggregate of approximately 64,000 consumers in these cities

We are able to procure our natural gas by purchasing natural gas from third-party suppliers. Once natural gas is extracted, all water content and impurities are removed.  Natural gas is then delivered by truck either to (1) our natural gas supply stations, where the gas is either depressurized and then delivered to households through pipelines or delivered directly to customers in pressurized tanks, or (2) gas stations where the gas is sold for use in motor vehicles.

 Our major business activities include development and construction of local gas distribution networks, transportation of natural gas from suppliers to our storage facilities in a given operational location, and operating and maintaining the gas distribution networks.

Acquisition of SingOcean

In 2005, Willsky acquired 99% of the equity of SingOcean, which was formed in the PRC as an equity joint venture to be operated for a period of 50 years until January 18, 2054 with registered capital of $4.5 million (RMB31,897,000). SingOcean set up a branch division in Acheng, Tianjin, called Tianjin Sing Ocean Public Utility Development Co., Ltd. – Acheng Division (“SingOcean – Acheng Division”) and is to be operated for a period of 5 years until December 28, 2010.  On December 22, 2009, our wholly-owned subsidiary, SingOcean, completed the sale of its Acheng Division (“Acheng division of SingOcean”) to Harbin Hengsheng Real Estate Development Co., Ltd.

Private Placement

On August 20, 2008, we completed a private placement in which we sold to China Hand Fund I, LLC, or China Hand, and its designees for a purchase price of $9,000,000 1,857,373 shares of our Series A Preferred Stock and warrants to purchase 13,001,608 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance.  After the deduction of offering expenses in the amount of approximately $1.92 million we had  approximately $7.08 million in net proceeds.

Kuhns Brothers Securities Corporation, or Kuhns Brothers, acted as placement agent in connection with this private placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $900,000, representing 10% of the gross proceeds received from the private placement, as well as warrants to purchase 6,500,804 shares of our common stock, representing 10% of the aggregate number of shares of common stock issuable to China Hand in the private placement upon conversion of the Series A Preferred Stock.  We are under a contractual obligation to register the shares of our common stock underlying the Series A Preferred Stock  within a pre-defined period.  At present, we have not filed a registration statement regarding those shares and, as of October 4, 2008, we began to incur liquidated damages payable to China Hand at a rate of one percent of China Hand’s investment per month.

In connection with this private placement, we agreed to certain make good provisions that will require us to issue to China Hand up to an aggregate of 1,114,424 (557,212 shares for each of 2008 and 2009) additional shares of our Series A Preferred Stock if we do not achieve the targeted after-tax net income, or ATNI, and earnings per share targets for 2008 and 2009.  The 2008 after tax net income target is $4.3 million and the 2008 earnings per share target is 0.0261 on a fully-diluted basis.  The 2009 after tax net income target, or the 2009 ATNI Target, is $6.0 million and the 2009 earnings per share target, or 2009 EPS Target, is $0.0294 on a fully diluted basis.  We were unable to achieve the targeted ATNI for 2008, and therefore, pursuant to the make good provisions, we were obligated to release from the escrow, which was established at the time of the private placement, 557,212 shares of our Series A Preferred Stock for transfer to China Hand,.  In connection with the closing of the May 1 private placement (described below), the Company and China Hand executed a Waiver (the “Waiver”) of certain post-closing obligations relating to the August 2008 private placement.

On April 30, 2009, the Company entered into a Securities Purchase Agreement with China Hand and on May 1, 2009, we issued to China Hand 1,116,388 shares of the Company’s Series B Convertible Preferred Stock and 7,814,719 warrants to purchase Common Stock, for aggregate gross proceeds of $5,400,000.

Kuhns Brothers acted as placement agent in connection with the second private placement. As compensation for its services, Kuhns Brothers received a cash fee of $540,000, representing 10% of the gross proceeds received from the private placement, as well as warrants to purchase 3,907,358 shares of the Company’s Common Stock, representing 10% of the aggregate number of shares of Common Stock issuable to China Hand on conversion of the Series B Preferred Stock.

Additionally, the Company agreed to make good provisions that will require the Company to issue to China Hand up to 334,916 additional shares (the “Make Good Shares”) of its Series B Preferred Stock if it did not achieve an audited after-tax net income of $5.0 million for the year ending December 31, 2009 (the “2009 Income Target”); if the Company is successful in achieving the 2009 Income Target, China Hand will transfer 22,327 shares of its Series B Preferred Stock to certain members of the Company’s management, which shares have been deposited into an escrow account.  (As the 2009 Income Target was achieved the 22,327 shares of Series B Preferred Stock will be distributed to management at a later date.)  The Company also agreed to issue to China Hand 27,910 shares of Series B Preferred Stock if the Company’s Common Stock is not listed for trading on a national securities exchange on or before January 31, 2010 (the “Listing Shares”).  (The Company’s common stock has not been listed on a national securities exchange, however, the 27,910 shares of Series B Preferred Stock have not yet been issued to China Hand.)

Also in connection with the closing of the Private Placement, the Company entered into a Securities Escrow Agreement with China Hand and the Escrow Agent, whereby the Company delivered the Make Good Shares and the Listing Shares to the Escrow Agent, which shall be released from escrow to China Hand in accordance with the SPA as described above.

As partial consideration for the Company’s issuance of the Series B Preferred Stock, and in connection with the closing of the Private Placement, the Company and China Hand executed a Waiver (the “Waiver”) of certain post-closing obligations relating to the private placement consummated between the parties on August 20, 2008.   Under the Waiver, China Hand waived its rights (i) to 557,212 shares of the Company’s Series A Preferred Stock held in escrow and due to China Hand pursuant to a Securities Purchase Agreement dated August 8, 2008 (the “August SPA”); provided that the Company agreed to deliver to China Hand 241,545 shares of Series A Preferred Stock and to place an additional 241,545 shares of Series A Preferred Stock into escrow, to be delivered to China Hand if the Company’s after-tax net income for the year ending December 31, 2009 is not at or above $5 million (the “Amended Series A Make Good”) (which target was achieved); (ii) under Section 6.18 of the August SPA in favor of the Amended Series A Make Good; (iii) to liquidated damages under Section 6.31 of the August  SPA arising from the Company’ s failure to effect a reverse split of its Common Stock prior to March  31, 2009; and (iv) its rights to liquidated damages under a Registration Rights Agreement dated August 20, 2008, provided that the parties enter into the Amended and Restated Registration Rights Agreement.

Equity Swap

On September 16, 2008, we, through our subsidiary SingOcean, entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Tian a 49% ownership interest in Qinhuangdao Chensheng Gas Co., Ltd. (“Chensheng”), in exchange for our 99% ownership in Hunchun SingOcean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, the Company entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng.  Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million).  The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng, and our 99%-owned subsidiary SingOcean now owns 49% of the equity of Chensheng and therefore, the Group ultimately held 99.5% of the equity of Chensheng.

Recent Acquisitions

On December 12, 2009, our indirect wholly-owned subsidiary Chensheng, entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interest of Zhanhua Jiutai Gas Co., a PRC company (“Jiutai”),  from the 5 shareholders of Jiutai.  Under that agreement, Chensheng agreed to purchase 100% of the outstanding equity interest of Jiutai from the Jiutai shareholders for a total purchase price of RMB 16,500,000 (approximately $2,426,343)  payable in three installments.

On December 16, 2009, Willsky entered into an Equity Interest Purchase Agreement, to acquire all of the outstanding equity interest of Fuzhou City Lean Zhongran Gas Inc., a PRC company, from Flying Dragon Resource Development Limited.  Under that agreement, Willsky agreed to purchase 100% of the outstanding equity interest of Lean Zhongran for a total purchase price of RMB 4,800,000 (approximately $702,782) (which purchase price is based on an appraised value of Lean Zhongran as of September 30, 2009) payable in three installments.

On December 16, 2009, Willsky entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interest of Wuyuan County Zhongran Gas Ltd., a PRC company, from Flying Dragon Investment Management Limited.  Under the agreement, Willsky agreed to purchase 100% of the outstanding equity interest of Wuyuan for a total purchase price of RMB 6,000,000 (approximately $877,477) (which purchase price is based on an appraised value of Wuyuan as of September 30, 2009) payable in three installments.

On January 5, 2010, Willsky entered into an Equity Interest Purchase Agreement, to acquire all of the outstanding equity interest of  Fuzhou Zhongran Flying Dragon Gas Inc., a PRC company, from Flying Dragon Resource Development Limited and Flying Dragon Investment Management Limited.  Under that agreement, Willsky agreed to pay  a total purchase price of 26,000,000 RMB (which purchase price is based on an appraised value of Fuzhou Zhongran as of September 30, 2009) payable in three installments.

Proposed acquisition

On March 8, 2010 we entered into a Conditional Equity Transfer Agreement with Mr. Tang Zhixiang  (“ Mr. Tang”) to acquire from Mr. Tang a 70% equity interest in Beijing Century Dadi Gas Engineering Co., Ltd., a PRC company  (“Century Dadi”) and a 70 % equity interest in its affiliated companies including Beijing Dadi Gas Engineering Co. Ltd. (“Dadi Gas”).  The total purchase price has not yet been determined but will be based on a multiple of the net profits of Century Dadi and it consolidated subsidiaries for the fiscal year ended December 31, 2009 as determined in accordance with United States generally accepted accounting principles capped at 392,150,000 RMB (approximately $57.5 million).  The purchase price will payable in three installments.

Disposal of Assets

On December 22, 2009, SingOcean entered into an Asset Purchase Agreement with Harbin Hengsheng Real Estate Development Co., Ltd. pursuant to which SingOcean agreed to sell to the purchaser certain assets including, certain land use rights, construction in progress, licenses and operating equipment relating to a gas pipeline located at Acheng District, Harbin City for a cash  purchase price of RMB 40,000,000 (approximately $6 million). The purchase price is payable in three installments.

On March 17, 2010, SingOcean entered into an Equity Transfer Agreement with Hunan Zhongyouzhiyuan Gas Co., Ltd under which we agreed to sell all of the equity interest of Yingkou Zhengneng Gas Development Co., Ltd.  for a cash  purchase price of RMB 21,900,000 (approximately $3.2 million dollars).  The purchase price is payable in two installments.

Our Current Organizational Structure

We own all of the issued and outstanding capital stock of Willsky, which in turn owns 99% of the outstanding capital stock of SingOcean.   The remaining 1% of SingOcean is owned by Tianjin Huanlong Commercial and Trading Company.

SingOcean owns 100% of the equity of Yingkou Zhongneng, 49% of the equity of Chensheng and 39.4% of the equity of Binhai Zhongneng.

Chensheng owns 100% of the equity of Zhanhua Jiutai and 60.6% of Binhai Zhongneng.

China New Energy owns 100% of the equity of Tianjin Investment and Wuyuan.

These subsidiaries are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Dashiqiao, Nandaihe, Zhanhua, Wuyuan, and Tianjin Binhai New Area,

The following chart reflects our organizational structure as of the date of this report.

Our Industry

China’s Natural Gas Market

Traditionally, the PRC has relied heavily on coal and crude oil as its primary energy sources.  According to the China Statistical Yearbook, in 2005, coal, crude oil, hydro-electricity and natural gas accounted for 68.9%, 21.0%, 7.2% and 2.9% respectively, of the PRC’s total energy consumption. In 2006, the ratios were 69.4%, 20.4%, 7.2% and 3.0%, respectively and in 2007, the ratios were 69.5%, 19.7%, 7.3% and 3.5% respectively. Natural gas has been primarily used as a raw material for chemical fertilizers and to operate oil and gas fields.  Accordingly, most natural gas is consumed for production of fertilizer, while the non-production sector accounts for a low percentage of final consumption.  In 2005, non-production consumption of natural gas was around 7.9 billion cubic meters, which was just over 15% of total natural gas consumption that reached to 47.9 billion cubic meters (Source: National Bureau of Statistics of China).

The PRC’s heavy reliance on coal is out of line with world consumption rates for the same time period which was 26.5% in 2005 (Source: Energy Information Administration, U.S. Department of Energy).  The use of coal, however, causes air pollution and other negative consequences to the environment.  In the PRC, the heavy use of unwashed coal has lead to large emissions of sulfur dioxide and particulate matter.  The latest air pollution study conducted by the Blacksmith Institute shows that in 2007 two of the 10 most polluted cities in the world are located in the PRC (Source:  http://www.blacksmithinstitute.org ).  As such, there have been serious environmental concerns in many countries around the world which resulted in a global trend to reduce coal usage.

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

Our Growth Strategy

Our growth strategy is to grow both organically and through acquisitions, as our recent acquisitions indicate.   We are committed to enhancing profitability and cash flows by focusing on second and third tier markets.  This strategy helps avoid competition altogether, as currently, less than 15% of the cities in our target market have access to natural gas, and thus there are no competing natural gas companies.  We have already acquired exclusive rights for natural gas distribution to three cities in northern China, and anticipate pursuing other such agreements with additional cities.

Our Operations

We purchase natural gas from third-party suppliers.  Natural gas is then delivered by truck to either (1) our natural gas supply stations, where the gas is either depressurized and then delivered to households through pipelines or delivered directly to customers in pressurized tanks, or (2) to gas stations where the gas is sold for use in motor vehicles.

The following chart illustrates the natural gas distribution process.

Products and Services

Currently, we generate revenues primarily from the connection fees we charge our customers for connecting to the pipelines in our natural gas distribution networks, and fees for natural gas usage.

Historically, connection fees and fees for natural gas usage have constituted, in the aggregate, 100% of our revenues. We recorded connection fees in the amounts of $11,093,444 and $4,919,392 for the fiscal years ended December 31, 2009 and 2008, respectively, constituting 94% and 90% of total revenues for those years.  Sales of natural gas were $680,451 and $571,835 for the fiscal years ended December 31, 2009 and 2008, respectively, constituting 6% and 10% of the total revenues for those years

Connection Fees

We charge residential customers a flat fee for connections to our distribution network.  The fee amount, which is subject to approval by the relevant local state pricing bureau, varies by location and is determined based on factors such as estimated capital expenditure, fees charged in surrounding cities, number of users, expected penetration rates, income levels and affordability to local residents.  The average connection fee in 2008 was approximately $357 per household (based on an exchange rate for RMB to US$ of approximately 7.8:1) and in 2009 is approximately $351 per household (based on an exchange rate of RMB to US$ of approximately 6.83:1).  For industrial customers, the connection fee is determined based on their consumption usage.  Connection fees are generally paid immediately after the customer is connected to our pipeline network.

Connection fees generally provide a 75% gross profit margin.

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

When entering into master supply contracts for mass connections, we usually require the payment of a deposit from customers while the balance is payable in accordance with the terms set out in the contracts.  In the event customers default in the payment of connection fees, we will not start the supply of natural gas until the connection fees are paid.

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

If a proposed natural gas distribution project has been approved as a viable project, we will then create a local subsidiary, such as Yingkou Zhongneng, Chensheng, Zhanhua Jiutai and Binhai Zhongneng to bid on and, if successful, administer the project. The local subsidiary is also responsible for negotiating the terms of the distribution agreement with the local government as well as promoting the use of our natural gas to the local communities.

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

At present, we supply gas to an aggregate of approximately 64,000 end users in Dashiqiao, Nandaihe and Zhanhua.  Following is a list of the entities with whom we have entered into master supply agreements and the percentage of connection fees charged to each in fiscal years 2009 and 2008:

	Percentage of Connections Fees for the year ended December 31,
Customers	2009	2008
Yingkou Zhongneng(Dashiqiao gas office)	45%	76%
Nandaihe	24%	24%
Zhanhua	12%
Binhai	19%
Total	100%	100%

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

Regulation

Pricing Regulations

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

Yingkou, Chensheng and Zhanhua own the necessary operational permits.

Safety Regulations

Natural gas distributors are also regulated by the Administrative Rules on the City Gas Safety jointly promulgated by the PRC Ministry of Construction, standards set by Standard Bureau and Fire Safety Bureau of PRC Ministry of Public Security in May 1991.  According to such rules, the manufacture, storage, transportation, distribution, operation, and usage of natural gas, the design and construction of gas-related projects, and the manufacture of gas-related facilities is subject to relevant safety requirements and qualifications.  Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, General Administration of Quality Supervision, and Bureau of Inspection and Quarantine.  Required certificates are issued upon satisfactory inspection of service stations.  In addition, there are various standards that must be met for filling stations, including handling and storage of gas, tanker handling, and compressor operation.  These standards are regulated by local construction and gas operations authorities.  Yingkou, Chensheng and Zhanhua own the necessary qualified inspection and acceptance certificate for a construction project.

Employees

As of December 31, 2009, we employed 130 full-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2009.

Functions	Number of Employees
General and administration	31
Executive Officers	4
Marketing and Sales	18
Technicians and Engineering	14
Finance and Accounting	18
Operations	45
TOTAL	130

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

The price of natural gas is subject to governmental regulations and market conditions in China.  While our costs for natural gas are subject to control by the PRC government and we have not experienced any significant price fluctuations over the past few years, we cannot assure you that the price of natural gas will not vary significantly in the future.  Numerous factors, most of which are beyond our control, drive the price and supply of natural gas.  Some of these factors are: general international and domestic political and economic conditions, wars, OPEC actions, industry capacity utilization and government regulations.

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

We currently have in place the necessary insurance to cover liabilities in the ordinary course of our business.

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

Our future success depends on our ability to expand our business to address growth in demand for our distribution networks and natural gas recovery operations.  We currently have exclusive natural gas distribution rights for the cities of Dashiqiao, Nandaihe and Zhanhua.  Our ability to accomplish these goals is subject to significant risks and uncertainties, including:

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

One of our stockholders controls the company and its interests may not be aligned with the interests of our other stockholders.

Vicis Capital Master Fund is the owner of all of our outstanding series B preferred stock.    Currently the holder of our series B preferred stock votes together as a single class with the holders of our common stock and the holders of our series A preferred stock, with the holders of the series B preferred stock being entitled to seventy percent (70%) of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of series A preferred stock and common stock being entitled to their proportionate share of the remaining 30% of the total votes.  As a result, Vicis can control our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions.  This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Yangkan Chong, our Chairman, Chief Executive Officer and President, Yu Tak Shing, our Chief Financial Officer, and Dunhong Shi, our Chief Operating Officer.  They also depend in significant part upon our ability to attract and retain additional qualified management, technical, operational and support personnel for our operations.  If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements will in the future be required to attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.  Our internal controls were not effective for the fiscal year ended December 31, 2008 in that we were required to restate our financial statements for the fiscal year ended December 31, 2008 and those set forth in each of our Quarterly Reports on Form 10-Q filed during  2009 due to the identification of a number of significant deficiencies.  Although we took certain steps designed to eliminate these significant deficiencies management has concluded that our internal controls were not effective for the fiscal year ended December 31, 2009.  We cannot assure you that our internal controls will be effective in the future.  Under current law, we will be subject to these attestation requirements beginning with our annual report for the fiscal year ended December 31, 2010. , There can be no positive assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.
.
We may not be able to effectively integrate acquired enterprises.

As part of our growth strategy we recently acquired a number of other gas businesses. There can be no assurance that the acquired enterprises will integrate effectively into our existing operations or in creating profitable businesses.  Delays in integration or unresolved corporate culture issues may delay revenue growth or impact on our financial condition.

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

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As a “penny stock”, we are subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

There is no private land ownership in China.  Individuals and companies are permitted to acquire land use rights for specific purposes. Our headquarters, main office building is located at 20F Centre Plaza, No188 Jiefang Road Heping District, Tianjin, China.

We also have natural gas pipelines in three cities, with a total length of approximately 117km. We also acquired 40 year land use rights relating to 10,000 square meters of land in Dashiqiao and 50 year land use rights relating to 4,911 square meters of land in Nandaihe

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

There were no matters that were submitted during the fourth quarter of 2008 to a vote of security. holders.

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

Holders

As of March 5, 2010, our common stock was held by 97 stockholders of record.

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

Dividends

We have never paid dividends on our common stock. While any future dividends will be determined by our directors after consideration or f the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations.

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

Item 6.	SELECTED FINANCIAL DATA.

Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

We are a natural gas company engaged in the development of natural gas distribution networks, and the distribution of natural gas to residential, industrial and commercial customers in small and medium sized cities in China.

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and residential consumers in the cities of Dashiqiao, Nandaihe and Zhanhua. Currently, these distribution networks provide natural gas to an aggregate of approximately 64,000 consumers in these cities.

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

Our Organizational Structure

China New Energy Group Company was incorporated on March 28, 2008 in the state of Delaware USA, under the name of Travel Hunt Holdings, Inc.. On May 27, 2008, Travel Hunt changed its name to China New Energy Group Company in connection with a share exchange transaction as described below.

Willsky- was incorporated on May 31, 2005 in the British Virgin Islands. On March 28, 2008, Travel Hunt Holdings, Inc. completed a reverse acquisition transaction with Willsky whereby Travel Hunt Holdings, Inc. issued to the shareholder of Willsky 94,908,650 shares of Travel Hunt Holdings, Inc. common stock in exchange for all of the issued and outstanding capital stock of Willsky Development. Simultaneous with the consummation of the share exchange agreement, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of Travel Hunt Holdings, Inc. common stock as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of Travel Hunt Holdings, Inc. outstanding capital stock. Willsky thereby became Travel Hunt Holdings, Inc.’s wholly-owned subsidiary and the former shareholders of Willsky became Travel Hunt Holdings, Inc. controlling stockholders.

For accounting purposes, the acquisition was accounted for as a recapitalization effected by a share exchange, and the transaction treated as a reverse acquisition with Willsky as the acquirer and Travel Hunt Holdings, Inc. as the acquired party. The assets and liabilities of the acquired entity (Willsky) were brought forward at their book value and no goodwill was recognized.

In 2005, Willsky acquired 99% shareholding of Tianjin Sing Ocean Public Utility Development Co., Ltd. (“Singocean”) which formed in the PRC as an equity joint venture to be operated for a period of 50 years until January 18, 2054 with registered capital of $4.5 million (RMB31,897,000). Singocean has two branch divisions, namely Acheng SingOcean and Dashiqiao SingOcean, and established in the PRC to be operated for a period of 5 years until December 28, 2010 and 50 years until January 18, 2054 respectively.

ChenSheng - On September 16, 2008, we, through our 99%-owned subsidiary SingOcean entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Tian a 49% ownership interest in Chensheng, in exchange for our 99% ownership in Hunchun Sing Ocean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, the Company entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng.  Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng Gas from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million).  The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng , and Tianjin Sing Ocean now owns 49% of the equity of Chensheng.

Critical Accounting Policies

Accounting policies discussed in this section are those that we consider to be most critical to an understanding of our financial statements because they inherently involve significant judgment and uncertainties.  For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition

Among the accounting policies adopted by the Group, the most critical one is the policy regarding revenue recognition of the Group’s major sources of income, namely, gas connection services and sales of gases. In accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 104, under this policy, all of the following criteria must be met in order for us to recognize revenue:

         1.       Persuasive evidence of an arrangement exists;

         2.       Delivery has occurred or services have been rendered;

         3.       The seller's price to the buyer is fixed or determinable; and

         4.       Collectibility is reasonably assured.

Gas connection revenue

Gas connection revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

Revenue from gas connection contracts is recognized on the percentage of completion method, measured by reference to the value of work carried out during the year. When the outcome of a gas connection contract cannot be estimated reliably, revenue is recognized only to the extent of contract costs incurred that it is probable will be recoverable.

When the outcome of a gas connection contract can be estimated reliably and the stage of contract completion at the balance sheet date can be measured reliably, contract costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date on the same basis as revenue from the gas connection contract is recognized.

When the outcome of a gas connection contract cannot be estimated reliably, contract costs are recognized as expenses in the period in which they are incurred. When it is probable that total contract costs will exceed contract revenue, the expected loss is recognized as an expense immediately.

Where contract costs incurred to date plus recognized profits less recognized losses exceed progress billings, the surplus is shown as an amount due from customers for contract work. For contracts where progress billings exceed contract costs incurred to date plus recognized profits less recognized losses, the surplus is shown as an amount due to customers for contract work. Amounts received before the related work is performed are included in the consolidated balance sheet, as a liability, as advances received. Amounts billed for work performed but not yet paid by the customer are included in the consolidated balance sheet under trade and other receivables.

During the years ended December 31, 2008 and 2007, all the contracts for connection services were started and completed in the same year.

Revenue from sale of gas

Sales revenue from sale of gas represents the invoiced value of goods sold, net of value-added tax (“VAT”). Revenue from sale of gas is recognized when the goods are delivered and title has passed.

All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 3% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements.

Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates

Significant Estimates

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to revenue recognition of gas connection contracts, depreciation of property, plant and equipment, the valuation allowance for deferred taxes, impairment testing of intangible assets and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Reportable Operating Segments

For the year ended December 31, 2008, we had sales revenue of $7.51 million of which $6.94 MM or 92.4% was from connection services while $0.57 million or 7.6% was from gas sales.

Our revenue for the year ended December 31, 2008, was mainly contributed by the connection services segment as the company concentrates our efforts to provide our services to property developers.  Thus, the gas consumption will begin when the properties are sold in the market.  Currently, the volume of gas sales to connected households is not high. This phenomenon does affect our revenue structure.

Year Ended Financial Performance Highlights

The following are some financial highlights for the year ended December 31, 2008 (MM represents million):

Revenues: Our revenues were $7.51 MM for the year ended 31, 2008, an increase of 53% from the same period of 2007.

Gross Margin: Gross margin was 70% for the year ended December 31, 2008 compared to gross margin of 75% for the year ended December 31, 2007, representing a percentage decrease of 5%.

Operating Expenses: Operating expenses (including selling, general and administrative expenses) were $2.14 MM for the year ended December 31, 2008, an increase of 389% from the same period of 2007.

Net Income / (Loss): A net loss, $1.37 MM was resulted for the year ended December 31, 2008. The net loss was due to some major expenses incurred during the year which included: (1) change in fair value of warrant liabilities, $2.55 MM; and (2) loss from discontinued operations of $0.87 MM.

Fully diluted net income per share: Fully diluted net loss per share was $0.16 for the year ended December 31, 2008, as compared to net income per share $0.03 for the same period of 2007.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the year ended December 31, 2008 and 2007 as the Company did not have reportable taxable income for the period.

Willsky, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the year ended December 31, 2008 and 2007 as Willsky did not have reportable taxable income for the period.

Sing Ocean is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%. For the year ended December 31, 2008 and 2007, the amount of income tax was $1.02 MM and $1.02 MM respectively.

Acheng and Daishiqio are the divisions of SingOcean, thus, they are not subject to separate statutory income tax..

Chensheng is subject to the tax laws of the PRC being taxed on 0.8% of  annual sales. Starting from January 1, 2009, the tax rate was changed to 1% on annual sales.  It was further amended and effective on July 1, 2009, the tax rate was changed to 25% on net income. For the year ended December 31, 2008, the amount of income tax was $0.01 MM. As Chensheng was acquired on September 16, 2008, thus there was no income tax reported in Year 2007.

Results of Operations

Comparison of Year Ended December 31, 2008 and 2007

The following table summarizes the results of our operations during the year ended December 31, 2008 and 2007:

(All amounts, other than percentages, in thousands of U.S. dollars)

	For the year ended
	December 31		Changes	Changes%
	2008	2007
Revenues:	$7,507	$4,919	$2,587	53%

Cost of Sales:	2,258	1,235	1,023	83%

Gross Profit	5,248	3,684	1,564	42%

Total operating expenses	2,124	434	1,690	389%

Operating Income	3,124	3,250	(126)	4%

Total other income (expenses)	(2,568)	3	(2,571)	-91235%

Income From Continuing Operations, Before Income Tax	556	3,253	(2,697)	-83%

Income Tax	1,027	1,018	9	1%

Income (loss) from discontinued operation	(875)	623	(1,498)	-240%

Net Income (loss)	$(1,370)	$2,833	$(4,203)	-148%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $2.59 MM, or 53% to $7.51 MM for year ended December 31, 2008 from $4.92 MM for the same period in 2007. This increase was mainly attributable to an increase in number of connection households.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $1.02 MM, or 83%, to $2.26 MM for the year ended December 31, 2008 from $1.24 MM during the same period in 2007. Such increase was mainly attributable to a corresponding increase in the number of households connected to our distribution network.

Gross Profit. Our gross profit increased by $1.56 MM, or 42%, to $5.25 MM for the year ended December 31, 2008 from $3.68 MM during the same period in 2007.  Gross profit as a percentage of revenues or gross profit margin, was 70% for the year ended December 31, 2008.  The gross profit margin during the same period in 2007 was 75%. Such decrease in gross profit margin was mainly due to increase of operating assets and thus increase the cost allocation of depreciation.

Total Operating Expenses.  The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the year ended December 31, 2008, the total operating expenses were $2.12 MM while the amount was $0.43 MM for the same period of 2007, or increased by 389%.  This increase was mainly due to the fact that we are preparing to expand our company.    Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Operating Income.  Our operating income decreased by $0.13 MM, or 4%, to $3.12 MM for the year ended December 31, 2008 from $3.25 MM during the same period in 2007.  This decrease in operating income was mainly due to increase in SG&A expense.

Total Other Income (Expenses). For the year ended December 31, 2008, the total other expenses was $2.57 MM. The main expense incurred during in the year was due to the fact that the company recognized a $2.55 MM loss from the change in fair value of the warrants.

Because the warrants contain a provision requiring the Company to repurchase the warrants from the investor in certain circumstances, the Company has concluded that warrants issued in 2008 should be accounted for as derivative liabilities from the time they are originally issued. Accordingly, the Company has restated its 2008 financial statements to account for those warrants as derivative liabilities.

Due to the above requirement, thus the company analyzed the fair value of warrants issued with Series A Redeemable Convertible Preferred Stock to investors and placement agent. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 66%; (3) risk free interest of 3% and dividend rate of 0%.  As a result, a loss $2.55 MM from the change in fair value of the warrants was recorded.

Income From Continuing Operations, Before Income Tax.  Our income from continuing operations, before income tax decreased by $2.69 MM, or 83%, to $0.56 MM for the year ended December 31, 2008 from $3.25 MM during the same period in 2007.  Such decrease was mainly due to the fact that the company recorded a $2.55 MM loss from the change in fair value of the warrants which put through according to EITF07-05.

Income (Loss) From Discontinued Operation.  For the year ended December 31, 2008, the loss from the discontinued operation was $0.87 MM; while the income from discontinued operation was $0.62 MM for the year ended December 31, 2007. The income (loss) from the discontinued operation was due to the fact that, on September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun Singocean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008 and 2007.  There were no assets or liabilities of Hunchun in the consolidated balance sheet as of December 31, 2008.

The Group recognized a loss on disposal of subsidiary of $1.10 MM, representing the excess of the book value of assets sold over purchase consideration received at closing.

Total revenues related to the discontinued operations were $0.46 MM and $1.40 MM, and income from discontinued operations was $0.22 MM and $0.62 MM for the period ended September 26, 2008 and the year ended December 31, 2007, respectively.

Net Income. Net income decreased by $4.20 MM, or 148% to a net loss of $1.37 MM for the year ended December 31, 2008, from net income of $2.83 MM for the same period of 2007, which is mainly due to: (1) increase in total operating expenses by $1.69 MM; and (2) loss from the change in fair value of the warrants, $2.55 MM.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of approximately $5.6 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	For the year ended
	2008	2007
Net cash provided by (used in) operating activities	$59	$3,486

Net cash used in investing activities	(4,097)	(1,613)

Net cash provided by financing activities	7,190	-

Effect of exchange rate changes in cash and cash equivalents	149	121

Net cash provided (used) in cash and cash equivalents	$3,301	$1,994

Operating Activities

Net cash provided by operating activities was $0.06 MM for the year ended December 31, 2008, compared to net cash provided by operating activities of $3.49 MM during the same period of 2007. This decrease in funds provided by our operating activities was primarily due to an increase of accounts receivable, prepayment and other payables.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the year ended December 31, 2008 was $4.09 MM which was an increase of $2.48 MM from $1.61 MM for the same period of 2007.  This increase was due to payment made for the increased construction in progress and fixed assets.

Financing Activities

Our debt to equity ratio was 40 % as of December 31, 2008.  Net cash provided by financing activities for the year ended December 31, 2008 was $7.19 MM. The financing was mainly attributable to the fund financing during the year of 2008.

On August 20, 2008, the Company consummated a private placement transaction, Securities Purchase Agreement (“SPA”) in which it issued and sold to China Hand, 1,857,373 shares of the Company's Series A Preferred Stock and warrants to purchase 13,001,608 shares of the Company's common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9 MM in gross proceeds.  The proceeds left the Company with $ 7.08 MM in net proceeds after the deduction of offering expenses in the amount of $1.92 MM and which including a cash fee equal to $0.9 MM, representing 10% of the gross proceeds received from the Private Placement to Kuhns Brothers and other offering cost of $1.02 MM. Currently, none of the warrants have been exercised.

In connection of the private placement transaction, the companies agreed to certain make good provisions. At the closing, the company shall issue and deposit the number of shares of Series A Preferred Stock equal to 30% of the number of share of Series A Preferred Stock issued hereunder to be held by the Escrow Agent pursuant to the terms and conditions of Share Escrow Agreement.  Pursuant to the SPA, the performance threshold was set at: (1) the company’s audited consolidated After-Tax Net Income for the fiscal year ending December 31, 2008 shall be at least $4.3 MM and the Earning Per Share on a Fully Diluted Basis shall be at least $0.0261; and (2) the company’s audited consolidated After-Tax Net Income for the fiscal year ending December 31, 2009 shall be at least $6.0 MM and the Earning Per Share on a Fully Diluted Basis shall be at least $0.0294.

If the company does not meet the performance threshold, the company deposited escrow shares would be delivered to the Purchasers on a pro-rata basis, with the balance being retained by the Escrow Agent pursuant to this SPA.

Kuhns Brothers Securities Corporation, or Kuhns Brothers, acted as placement agent in connection with the August 20, 2008 private placements.  Kuhns Brothers received a cash fee equal to 10% of the gross proceeds received from each private placement, as well as warrants to purchase 10% of the aggregate number of shares of our common stock issuable to China Hand in the private placement upon conversion of the Series A Preferred Stock.  Accordingly, Kuhns Brothers received cash fees of $0.9 MM, and warrants to purchase 6,500,804 shares of our common stock, in connection with the August 20, 2008 private placements.

Going Concern

As shown in accompanying condensed consolidated financial statements, the Company had a net deficit incurred in the operating activities for the year ended December 31, 2008, which raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts and classification of liability that might be necessary in the event the Company cannot continue in existence.

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

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For the year ended December 31, 2008, the company spent about $2.7 MM in capital expenditures which was mainly for the construction of gas pipelines, gas station and acquisition. The company settled the payments according to the terms of the contract and fulfilled of its contractual obligations.  Other than the operating leases stated in Note 12 to Audited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 12, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.11 MM .

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-K.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer.  Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective.   Our conclusion that our disclosure controls and procedures were not effective was based on the fact that, as more fully disclosed in our Current Report on Form 8-K filed on April 15, 2010, we identified a number of “significant deficiencies” in the process of preparing our financial statements for the fiscal year ended December 31, 2008, which deficiencies have not yet been completely remedied.

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

Management’s Report on Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management identified a number of “significant deficiencies” in the process of preparing our financial statements related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit functions. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective, as of December 31, 2008.

Because our current accounting department is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies, our management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

In order to correct the foregoing significant deficiencies, we have taken or are taking the following remediation measures:

•	We have hired a new chief executive officer,

•	We established an audit committee

•	We are in the process of arranging necessary training for our accounting department staff;

•	We have engaged external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts;

•
We have committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of our reporting period. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals;

•
In addition, we have allocated significant financial and human resources to strengthen the internal control structure. As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2009, we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

As described above, we during the fiscal year ended December 31, 2009, we have taken certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Yangkan Chong	55	Chairman, CEO & President
Jiaji Shang *	56	Director
Chunming Guo	50	Director
John D. Kuhns	60	Director
James Tie Li	61	Director
Eric Tak Shing Yu	43	Chief Financial Officer and Treasurer
Dunhong Shi	48	Chief Operation Officer
Mary Fellows	48	Director
Shadron Lee Stastney	40	Director

*
Effective 20 days after the mailing of an Information Statement on Schedule 14C which mailing took place on April 12, 2010, the removal of Mr. Shang as a director by consent of the majority of the stockholders will be effective.

Yangkan Chong, was appointed as our President and Chief Executive Officer effective May 18, 2009.  Mr. Chong has served as a director of the Company since April 27, 2008, and has served as the Vice Chairman of our subsidiary, Tianjin SingOcean Public Utility Development Co., Ltd., since October 2006.  From March 2008 to May 2009, Mr. Chong served as the Deputy Chief Executive Officer of China EnerSave Limited, a renewable energy provider that is listed on the Singapore Stock Exchange, and Mr. Chong started his career with the company as a Senior General Manager in March 2007.  Mr. Chong has more than 20 years of experience in the energy industry, and has held senior level positions with energy-related companies including  China Light & Power (CLP) Hong Kong, Enron International, Edison Mission Energy, Singapore Power and Exxon Oil and other Singapore Government-linked companies.  Mr. Chong holds a Master of Science (Mechanical Engineering) from the National University of Singapore and a Bachelor of Engineering (Mechanical & Production) from the University of Singapore.

Chunming Guo, became a director on April 27, 2008.  Since founding SingOcean on January 19, 2004, Mr. Guo has served as its Chairman, President and Chief Executive Officer.  Prior to this, Mr. Guo served as the Development manager of Tianjin Gas from February 1997 to January 2004.

John D. Kuhns, became a director on October 28, 2008.  Mr. Kuhns has over 30 years of experience in the hydroelectric, power technology and alternative energy industries. In 1981, Mr. Kuhns founded Catalyst Energy, one of the first publicly traded independent power producers in the United States; Mr. Kuhns served as the president and chief executive officer of Catalyst until 1988. Mr. Kuhns served as the chairman and chief executive officer of New World Power Corporation from 1992 to 1996, during which time he worked on the development and financing of hydroelectric projects in China, Argentina, Costa Rica and Mexico, and formed a joint venture with Wuhan Steam Turbine, a state-owned enterprise owned by the City of Wuhan in China to develop hydroelectric projects in Asia. Mr. Kuhns is currently the president, chief executive officer, director and controlling shareholder of Kuhns Brothers, Inc., an investment banking firm founded by Mr. Kuhns in 1986 that specializes in providing financing for power technology ventures and infrastructure companies operating in China. Mr. Kuhns is also a principle of China Hand Fund I, LLC, a hedge fund that focuses on investing in China.  Mr. Kuhns obtained Bachelor of Arts degrees in Sociology and Fine Arts from Georgetown University, a Master of Fine Arts degree from the University of Chicago, and a Master's of Business Administration degree from the Harvard Business School.

James Tie Li, became a director on October 28, 2008.  Mr. Li has extensive investment banking and entrepreneur experience in the U.S. and China. Mr. Li was the founder of, and senior executive with, a number of start-up companies in China including China Hydroelectric Corporation. Mr. Li has been a consultant to Kuhns Brothers, Inc., advising on corporate finance, valuation and acquisition matters related to the firm's China-related equity financing transactions since 2006. In 2002, Mr. Li founded Columbia China Capital Group, a U.S. based boutique investment firm advising Asian firms in mergers and acquisitions, public listing and growth strategy.  Mr. Li obtained a Bachelor of Science degree in accounting from City University of New York and a Master of Business Administration degree from the Columbia University Graduate School of Business. Mr. Li is a Chartered Financial Analyst and a Certified Public Accountant licensed in the State of New Jersey..

Eric TAK Shing YU, became our Chief Financial Officer and Treasurer on September 28, 2009. Prior to joining the Company, Mr. served as CFO with Benda Pharmaceutical, Inc. from February 2007.  From March  2006 to February 2007, Mr. Yu served as the Financial Controller for Beijing Teletron Telecom Engineering Co. Ltd.  From March  2005 to March  2006, Mr. Yu served as the Financial Controller for Payease Inc.  From May 2000 to February 2005, Mr. Yu also served as the Financial Controller of the project companies of AsiaVest Investment Advisory Limited. Mr. Yu received a Bachelor of Commerce degree in 1993, with a major in Accountancy and Legal Studies, from University of Wollongong, Australia.

Dunhong Shi, became our Chief Operating Officer on June 5, 2009, Mr. Shi has experience in operations and management in energy-related companies. He has also held senior level positions in large and middle state-owned corporations, including Tianjin Soda Plant, Cogeneration Plant of Nanshan Group. Prior to joining the Company, and for over five years, Mr. Shi served as the Chief Operating Officer and Executive Director of Wahsang Gas (China) Investment Co., Ltd (a Hong Kong listed company), and as General Manager of Wahsang Energy Company.

Mary Fellows, has been the executive vice president and corporate secretary of China Hydroelectic Corporation since 2006.  Ms. Fellows has been a partner and executive vice president of Kuhns Brothers, Inc., an investment boutique, since 1997.  She is a co-chairman of the Distributed Power Company, a company with investments in solar information publications. From 2003 to 2006, she was a director of GenSelf Corporation.  From 1997 to 2002, she was a corporate secretary of the Solar Electric Light Company. From 1996 to 1999, she was a director of Corporate Administration and corporate secretary of the New World Power Corporation. Ms. Fellows is also a member of the board of directors of China Natural Energy Corporation, China Silicon Corporation, China Electrode Corporation, China Board Mill Corporation, Paragon Semitech USA and Lime Rock, LLC.  Ms. Fellows received her bachelor's degree in Science (Alpha Chi) from Teikyo Post University.

Shadron Lee Stastney, has been a partner at Vicis Capital, LLC, Since June 2004, which is an investment management firm and the managing partner of one of our principal shareholders, Vicis Capital Master Fund.  From July 2001 to May 2004, Mr. Stastney was a managing director of Victus Capital, LP, an investment management firm.  Mr. Stastney received his bachelor's degree in Arts from the University of North Dakota and a Juris Doctor degree from the Yale Law School.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified or their earlier resignation or removal.  There are no family relationships between any of the proposed directors.

Board Composition and Meetings of the Board of Directors

After the effectiveness of the removal of Mr. Shang, the Board of Directors will be composed of the following six members: Yangkan Chong, Chunming Guo, John D. Kuhns, James Tie Li, Mary Fellows and Shadron Lee Stastney. Following the effectiveness of Mr. Shang’s removal the remaining directors intend to fill the vacancy created thereby by appointing You-Su Lin as a director.  All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Policy Regarding Board Attendance

Our directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting.  Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

During 2009, our Board met 8 times and acted by unanimous written consent 7 times.  None of our directors attended fewer than seventy-five percent of the meetings of the Board of Directors and the meetings of the committees on which he serves..

Independent Directors

Our securities are not currently listed on a national securities exchange or on NASDAQ. Such a listing would require that a majority of our Board of Directors be “independent.”  We have not made a determination that any of our directors qualify as “independent directors,” as the term “independent” is defined by the rules of the Nasdaq Stock Market or the AMEX.

Committees

Our Board of Directors has established an Audit Committee and a Compensation Committee.  Neither of these committees has a written charter that has been approved by the Board of Directors.

Audit Committee.

The Board of Directors established an Audit Committee on October 5, 2009. Messrs. John D. Kuhns and James Tie Li currently serve on the Audit Committee.

Our Board of Directors has not determined whether each member of the Audit Committee is “independent” for purposes of the NASDAQ Marketplace Rules and the rules of the SEC as these rules apply to audit committee members.

Our Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board of Directors has designated Mr. John D. Kuhns as an “audit committee financial expert,” as defined under the applicable rules of the Commission.

The Audit Committee intends to adopt a formal charter but has not yet done so.

 The Audit Committee retains our independent auditors, reviews and approves the planned scope, proposed fee arrangements and terms of engagement of the independent auditors, reviews the results of the annual audit of our financial statements and the interim reviews of our unaudited financial statements, evaluates the adequacy of accounting and financial controls, reviews the independence of our auditors, and oversees our financial reporting on behalf of the Board of Directors.   In addition, the Audit Committee reviews with our independent auditors the scope and timing of their audit services and any other services they are asked to perform, the independent auditor’s report on our consolidated financial statements following completion of their audit, and our critical accounting policies and procedures and policies with respect to our internal accounting and financial controls.

The Audit Committee held no meetings during 2009 and did not act by written consent.

Compensation Committee.

The Board of Directors established a Compensation Committee on October 5, 2009. Mr. John D. Kuhns, Mr. Shadron L. Stastney and Ms. Mary E. Fellows currently serve on the Compensation Committee.

Our Board of Directors has not determined whether each member of the compensation committee is “independent” for purposes of the NASDAQ Marketplace Rules and the rules of the SEC as these rules apply to compensation committee members.

The Compensation Committee intends to adopt a formal charter but has not yet done so.

The Compensation Committee’s responsibilities include:

•	considering and adopting the compensation philosophy for the Company’s personnel;

•	monitoring and evaluating the compensation and benefits structure of the Company

•	reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer and other executive officers’ compensation;

•
evaluating the Chief Executive Officer’s and other executive officers’ performance in light of corporate goals and objectives and determining and approving the Chief Executive Officer’s and other executive officers’ compensation based on such evaluation;

•	reviewing and approving all compensation for all the non-employee directors and other employees of the Company and its subsidiaries with a base salary greater than or equal to $100,000;

•	reviewing the terms of the Company’s incentive compensation plans, equity-based plans, retirement plans, deferred compensation plans and welfare benefit plans

•	reviewing and approving executive officer and director indemnification and insurance matters

•
reviewing and discussing the Compensation Discussion and Analysis section proposed for inclusion in the Company’s Annual Report on Form 10-K and annual proxy statement with management and recommending to the Board whether such section should be so included

•	preparing and approving the Committee’s report to be included as part of the Company’s annual proxy statement

•	evaluating its own performance on an annual basis and reporting on such performance to the Board;

•	reviewing and reassessing the Compensation Committee Charter and submitting any recommended changes to the Board for its consideration; and

•	having such other powers and functions as may be assigned to it by the Board from time to time

The Compensation Committee held one meeting during 2009 and acted by written consent once.

The Board does not have a Nominating Committee.

Director Compensation

Pursuant to verbal agreements, Messrs. Kuhns, Li and Stastney and Ms. Fellows each receive $20,000 annually for service on our Board of Directors. Pursuant to verbal agreement, Mr. Chong received $20,000 annually for service on our Board of Directors until he was appointed as our CEO on May 11, 2009.  Mr. Chong received a total of $6,668 as his compensation as director.

The Board may award special remuneration to any director undertaking any special services on our behalf other than those services ordinarily required of a director. In 2009, no such special remuneration was paid to any of our directors.

All authorized out-of-pocket expenses incurred by a director on our behalf is subject to reimbursement upon our receipt of required supporting documentation of such expenses.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States.

Stockholder Communications

The Board does not currently consider Board candidates recommended by security holders but may adopt such a policy in the future in connection with its application for listing on NASDAQ.

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

The following table sets forth information regarding beneficial ownership of our voting stock as of April 9, 2010 (i) by each person who is known by us to beneficially own more than 5% of each class our voting stock; (ii) by each of our executive officers and directors; and (iii) by all of our executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China New Energy Group Company, 20F., Center Plaza, No. 188 Jiefang Road, Heping District, Tianjin, China.

	Amount and Nature of Beneficial Ownership (1)
	Common Stock			Series A Convertible Preferred Stock(2)		Series B Convertible Preferred Stock (3)		Total
Name & Address of Beneficial Owner	Shares		% of Class	Shares	% of Class	Shares	% of Class	Voting Power(4)
Yangkan Chong, Chief Executive Officer and Director	4,382,502		4.16%	-	-	-	-	*

Jiaji Shang,	51,026,957	(5)	48.41%	-	-	-	-	8.56%

Chunming Guo, Director	-		-	-	-	-	-	-

Eric Yu Tak Shing, Chief Financial Officer	-		-	-		-	-

Changli Li, Chief Technology Officer	-			-	-	-	-	-

John D. Kuhns, Director, 558 Lime Rock Road Lakeville, CT 06039	9,108,746	(6)	7.998%	321,213	15.3%	-	-	1.99%

James Tie Li, Director, 22 Berkshire Way East Brunswick NJ 08816	306,735	(7)	*	3,476	*	-		*

Mary Fellows Director, 558 Lime Rock Road Lakeville, CT 06039	2,030,089	(8)	1.89%	107,071	5.10%			*

Shadron Lee Stastney Director, 445 Park Ave 16th floor NY,NY 10022	13,901,672	(9)	12.09%	1,546,184	73.67%	1,116,388	100%	79.8%

You-Su Lin 25B New Poly Plaza, No1 North Chaoyangmen St. Dongcheng District Beijing, PRC 100010	870,721	(10)	*	107,071	5.1%			*

All officers and directors as a group (10 persons named above)	81,627,422		64.66%	2,085,015	99.34%	1,116,388	100%	83.88%

Qun Wang Room 2707, 27/F Shui on Centre 6-8 Harbour Road Wanchai Hong Kong PRC	26,041,146	(11)	24.71%	-	-	-	-	4.37%

Quick Rise PRC Room 2707, 27F Shui On Centre 6-8 Harbour Road Wanchi Hong Kong	20,000,000		18.98%	-	-	-	-	3.35%

Waterpower Investments Limited Room 2707, 27F Shui On Centre 6-8 Harbour Road Wanchi Hong Kong PRC	14,807,828		14.05%	-	-	-	-	2.48%

Keen Star Asia Holdings Limited Room 2707, 27/F Shui On Centre 6-8 Harbour Road Wanchai, Hong Kong PRC	9,490,865		9%	-	-	-	-	1.59%

Eternal International Holding Group Limited Room 2707, 27/F Shui On Centre 6-8 Harbour Road Wanchai, Hong Kong PRC	9,490,865		9%	-	-	-	-	1.59%

Vicis Capital Master Fund 445 Park Ave 16th floor NY,NY 10022	13,901,672	(12)	12.09%	1,546,184	73.67%	1,116,388	100%	79.8%

New World Power, LLC 558 Lime Rock Road Lakeville, CT 06039	2,612,157	(13)	2.43%	321,213	15.3%	-	-	1.99%

*	Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
Shares of Series A Preferred Stock, which are convertible into shares of our common stock on the basis of 35 shares of common stock for each share of Series A Preferred Stock.  Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters on an as converted to common stock basis.  Therefore, each share of Series A Preferred Stock is entitled to 35 votes per share whereas each share of common stock is entitled to one vote per share.  2,098,918 shares of Series A Preferred Stock are currently issued and outstanding which is convertible into 73,462,130 shares of Common Stock.  The shares of common stock and Series A Preferred Stock represent 30% of the voting power.

(3)
For so long as the number of outstanding shares of Series B Preferred Stock is at least thirty percent (30%) of the total number of shares of Series B Preferred Stock originally issued, the holders of Series B Preferred Stock shall vote together as a single class with the holders of the Common Stock and the holders of the Series A Preferred Stock, with the holders of Series B Preferred Stock being entitled to seventy percent (70%) of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of Series A Preferred Stock and Common Stock being entitled to their proportional share of the remaining 30% of the total votes.   As of April 9, 2010 the number of outstanding shares of Series B Preferred Stock is at least thirty percent (30%) of the total number of shares of Series B Preferred Stock originally issued. 1,116,388 shares of Series B Preferred Stock are currently outstanding.

(4)
Percentage total voting power represents voting power with respect to all shares of our common stock, Series A Preferred Stock and Series B Preferred Stock, as a single class.  As of April 9, 2010, a total of 105,395,032 shares of our common stock, 2,098,918 shares of our Series A Preferred Stock (or 73,462,130 shares of common stock on an as-converted basis) and 1,116,388 shares of our Series B Preferred Stock (or 39,073,580 shares of common stock on an as-converted basis), are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).

(5)
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

(6)
Includes 2,557,504 shares underlying warrants to purchase shares of our common stock, as well as the following shares held by entities for which Mr. Kuhns is deemed to be the beneficial owner: 622,420 shares issued as dividends of our Series A Preferred Stock holding by New World Power, LLC,  1,989,737 shares underlying warrants to purchase shares of our common stock held by New World Power, LLC and 3,939,085 shares underlying warrants to purchase shares of our common stock held by Kuhns Brothers Inc.

(7)	Includes 6,735 shares issued as dividends of our Series A Preferred Stock and 300,000 shares underlying warrants to purchase shares of our common stock.

(8)	Includes 207,475 shares issued as dividends of our Series A Preferred Stock and 1,822,614 shares underlying warrants to purchase shares of our common stock.

(9)
Includes the following shares held by Vicis Capital Master Fund for which Shadron Stastney is deemed to be the beneficial owner:  2,996,071shares issued as dividends of our Series A Preferred Stock, 1,327,874 shares issued as dividends of our Series B Preferred Stock and 9,577,727 shares underlying warrants to purchase shares of our common stock.

(10)	Includes 207,475 shares issued as dividends of our Series A Preferred Stock and 663,246 shares underlying warrants to purchase shares of our common stock.

(11)
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

(12)	Includes all shares held by Vicis Capital Master Fund for which Shadron Stastney is deemed to be the beneficial owner.

(13)	Includes 622,420 shares issued as dividends of our Series A Preferred Stock and 1,989,737 shares underlying warrants to purchase shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR IDEPENDENCE.

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

On March 28, 2008, we consummated the transactions contemplated by a share exchange agreement, or the Share Exchange Agreement, with the owner of all issued and outstanding capital stock of Willsky, Eternal International, whose Chairman, Jiaji Shang, is also our Chairman, CEO and President.  Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of Willsky in exchange for 94,908,650 shares of our common stock.  As a result of this transaction, Eternal International became the beneficial owner of approximately 94.91% of our outstanding capital stock.  Simultaneous with the consummation of the Share Exchange Agreement, Eternal International distributed 85,417,785 shares of our common stock to its shareholders, including various entities controlled by Jiaji Shang, our Chairman, CEO and President, as a dividend.  Accordingly, following this distribution, Eternal International beneficially owned approximately 9.49% of our outstanding capital stock and Mr. Shang beneficially owned approximately 51.03% of our outstanding capital stock.

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

	2008	2007
Audit fees(1)	$100,369	$119,916
Audit-related fees(2)	$15,000	$174,855
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

21.1	Subsidiaries of the Company *

* Filed herewith

AUDITED FINANCIAL STATEMENTS

CHINA NEW ENERGY GROUP COMPANY

DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1-2
Consolidated Balance Sheets (Restated)	F-3
Consolidated Statements of Operations and Comprehensive Income (Restated)	F-4
Consolidated Statements of Cash Flows (Restated)	F-5
Consolidated Statement of Changes in Stockholders’ Equity (Restated)	F-6
Notes to Consolidated Financial Statements	F-7-34

Douglas W. Child, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China New Energy Group Company as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated April 14 2009 it was determined that the financial statements need restatement to make corrections as described in note 19 and 22.

 /s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 14, 2009, except for note 19 and 22 which is dated April 15, 2010

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

Gruber & Company, LLC

Lake Saint Louis, Missouri

April 27, 2008

 CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,612,356	$2,311,028
Restricted cash	221,152	-
Accounts receivable	2,183,087	823,625

Inventories, net	257,597	273,004
Prepaid expenses	133,614	-
Other current assets	3,340	-
Net current assets of discontinued operations	-	146,320
TOTAL CURRENT ASSETS	8,411,146	3,553,977

Property, plant and equipment, net	13,470,468	8,204,184
Intangible assets, net	1,308,375	331,378
Other receivables	2,254,997	448,186
Deposits paid for acquisition of long term assets	1,424,747	-
Goodwill	63,014	58,974
Net non-current assets of discontinued operations	-	5,145,195
TOTAL ASSETS	26,932,747	17,741,894

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$874,542	$1,033,185
Accruals and other payables - Third Party	242,309	1,976,376
Acquisition consideration payable	1,838,946	-
Registration rights penalties payable	900,000	-
Tax payable	693,116	1,059,269
Related party payable	498,703	143,833
Dividend payable on preferred stock	194,000	-
Warrant liabilities	5,506,143	-
Net liabilities of discontinued operations	-	833,386
TOTAL CURRENT LIABILITIES	10,747,759	5,046,049

Commitment and contingencies (Note 12)

Minority interest	102,406	97,875

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock: 1,857,373 and 0 shares issued and outstanding, Liquidation preference of $8,971,112 and $0, respectively	7,031,818	-

STOCKHOLDERS’ EQUITY
Common Stock: 500,000,000 shares authorized, $0.001 par value, 100,000,041 shares and 94,908,650 shares issued and outstanding as of December 31, 2008 and 2007	100,000	94,909
Additional paid in capital	9,396,046	5,277,108
Retained earnings (Accumulated deficit)	(3,809,149)	4,786,707
Statutory surplus reserve fund	1,746,890	1,746,890
Accumulated other comprehensive income	1,616,977	692,356
TOTAL STOCKHOLDERS’ EQUITY	9,950,764	12,597,970
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$26,932,747	$17,741,894

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2008	2007
Revenues:	Restated
Connection services	$6,934,687	$4,780,265
Natural gas	571,835	138,910
	7,506,522	4,919,175
Cost of Sales
Connection services	1,759,755	1,071,707
Natural gas	498,377	163,492
	2,258,132	1,235,199

Gross Profit	5,248,390	3,683,976

Operating Expenses:
Other selling, general and administrative expenses	1,224,251	434,297
Registration rights penalties	900,000	-
Total operating expenses	2,124,251	434,297

Operating Income	3,124,139	3,249,679

Other Income (Expenses):
Change in fair value of warrant liabilities	(2,553,870)	-
Interest income	14,311	-
Interest expense	(33,753)	(411)
Other income	4,972	11,688
Subsidy income	-	(8,459)
Total other income (expenses)	(2,568,340)	2,818

Income From Continuing Operations, Before Income Tax	555,799	3,252,497

Income Tax	1,026,984	1,018,338

Income Before Minority Interest	(471,185)	2,234,159

Minority Interest	(24,010)	(23,946)

Income From Continuing Operations, net of Income Tax	(495,195)	2,210,213

Discontinued Operations:
Income from discontinued operations, net of income tax	223,410	622,676
Loss on disposal of subsidiary	(1,098,253)	-
Income (loss) from discontinued operations	(874,843)	622,676

Net Income (Loss)	$(1,370,038)	$2,832,889

Dividends and Deemed Dividend on Preferred Stock	(7,225,818)	-

Net Income (Loss) Attributable to Common Stockholders	$(8,595,856)	$2,832,889

Net Income (Loss)	(1,370,038)	2,832,889
Foreign currency translation gain	924,621	183,671
Comprehensive loss	$(445,417)	$3,016,560

Income (Loss) per share - Basic
Income (loss) from continuing operations	$(0.08)	$0.02
Income (loss) from discontinued operations	(0.08)	0.01
Total income (loss) per share	$(0.16)	$0.03

Income (Loss) per share - Diluted
Income from continuing operations	$(0.08)	$0.02
Income (loss) from discontinued operations	(0.08)	0.01
Total income per share	$(0.16)	$0.03

Weighted average common stock outstanding
Basic	98,727,193	94,908,650
Diluted	124,375,102	94,908,650

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2008	2007
	Restated
Cash flows from operating activities :
Net income (loss)	$(1,370,038)	$2,832,889
Net income (loss) from discontinued operation	(874,843)	622,676
Net income (loss) from continuing operations	(495,195)	2,210,213

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396,785	169,823
Change in fair value of warrant liabilities	2,553,870	-
Registration rights penalties	900,000
Minority interest	24,010	23,946
Changes in operating assets and liabilities:
Accounts receivable	(595,245)	249,512
Other receivables	560,378	118,113
Inventories	72,509	(89,726)
Prepaid expenses	(124,591)	-
Other current assets	(3,287)	-
Accounts payable	(443,046)	573,581
Accrued expenses	-	(1,040,572)
Accruals and other payable - Third Party	(2,007,964)	27,216
Tax payable	(646,523)	146,774
Cash (used in) provided by operating activities-continuing operations	191,701	2,388,880
Cash (used in) provided by operating activities-discontinued operation	(131,916)	1,097,135
Net cash (used in) provided by operating activities	59,785	3,486,015

Cash flows from investing activities
Net cash from exchange of subsidiary	66,841	-
Deposit paid and acquisition of property, plant and equipment	(4,039,904)	(737,315)
Cash used in investing activities-continuing operations	(3,973,063)	(737,315)
Cash used in investing activities-discontinued operation	(124,259)	(876,145)
Net cash used in investing activities	(4,097,322)	(1,613,460)

Cash flows from financing activities
Cash acquired from director	-	301
Net proceeds from stock issuance	7,076,302	-
Fund deposit as restricted cash	(221,152)	-
Loan from related parties	335,132	-
Cash provided by financing activities-continuing operations	7,190,282	301
Cash provided by financing activities-discontinued operation	-	-
Net cash provided by financing activities:	7,190,282	301

Effect of exchange rate changes on cash and cash equivalents	148,583		121,597

Net increase in cash and cash equivalents	3,301,328		1,994,453

Cash and cash equivalents, beginning of year	2,311,028		316,575

Cash and cash equivalents, end of year	$5,612,356		$2,311,028

Supplemental disclosures of cash flow information:
Cash paid for interest	$-		$-
Cash paid for income tax	$1,885,638		$1,127,035

Cash investment activities:
Fair value of assets required	$2,164,821		$-
Fair value of liabilities assumed	$325,876	$

Supplemental disclosure of non cash investing and financing activities:
Registration rights penalties	$900,000		-
Dividend payable	$194,000		$-
Net assets exchanged during exchange of 99% Hunchun with Chensheng	$2,998,890		$-
Acquisition payable under other payables	$1,838,946		$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Statutory	Accumulated
			Additional	Earnings	Surplus	Other	Total
	Common Stock		Paid-in	(Accumulated	Reserve	Comprehensive	Stockholders’
	Shares	Amount	Capital	deficit)	Fund	Income	Equity
BALANCE, December 31, 2006	94,908,650	$94,909	$5,277,108	$2,843,681	$857,027	$5,339	$9,078,064
Net income	-	-	-	2,832,889	-	-	2,832,889
Transfer	-	-	-	(889,863)	889,863	-	-
Currency translation adjustment	-	-	-	-	-	687,017	687,017
BALANCE, December 31, 2007	94,908,650	$94,909	$5,277,108	$4,786,707	$1,746,890	$692,356	$12,597,970

Recapitalization	7,091,391	7,091	(7,091)	-	-	-	-
Cancellation of stock in recapitalization	(2,000,000)	(2,000)	2,000	-	-	-	-
Warrants issued in connection with private placement	-	-	(984,091)	-	-	-	(984,091)
Cost of raising capital	-	-	(1,923,698)	-	-	-	(1,923,698)
Deemed dividend on issuance of preferred stock	-	-	7,031,818	(7,031,818)	-	-	-
Preferred stock dividend	-	-	-	(194,000)	-	-	(194,000)
Net (loss)	-	-	-	(1,370,038)	-	-	(1,370,038)
Currency translation adjustment	-	-	-	-	-	924,621	924,621
BALANCE, December 31, 2008 -restated	100,000,041	$100,000	$9,396,046	$(3,809,149)	$1,746,890	$1,616,977	$9,050,764

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

Restatement of Consolidated Financial Statements for the year ended December 31, 2008, originally filed April 15, 2009

The Group has restated its property, plant and equipment, intangible assets, registration right penalties payable, registration rights penalties payable and certain expenses for the year ended December 31, 2008 and expanded the related footnote disclosures. These adjustments resulted in an increase in the Group’s net loss for the year ended December 31, 2008 by $3,189,792 from the net income of $1,819,754 to net loss of $1,370,038 with a corresponding increase in accumulated deficit and equity at December 31, 2008. A detailed discussion of the restatement of the consolidated financial statements for the year ended December 31, 2008 originally filed April 15, 2009 is included in note 22.

1. The Company

China New Energy Group Company (“CNER” and the “Company”) was incorporated on March 28, 2008 in the state of Delaware USA, under the name of Travel Hunt Holdings, Inc.. On May 27, 2008, Travel Hunt changed its name to China New Energy Group Company in connection with a share exchange transaction as described below.

Reverse Acquisition
On March 28, 2008, the Company executed a share exchange agreement with Willsky Development Ltd. (“Willsky”) whereby the Company issued to the stockholders of Willsky 94,908,650 shares of the Company’s common stock in exchange for all of the issued and outstanding capital stock of Willsky (the “Share Exchange”). Prior to the reverse merger, 7,091,391 shares of common stock were issued and outstanding. Willsky Development thereby became our wholly-owned subsidiary and the former shareholders of Willsky Development became our controlling stockholders.

Simultaneous with the consummation of the Share exchange agreement, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of the Company’s common stock as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of the Company’s outstanding capital stock. Willsky thereby became the Company’s wholly-owned subsidiary and the former shareholders of Willsky became the Company’s controlling stockholders.

Concurrently with the Reverse Merger, Fountainhead and La Pergola, the existing shareholders of Travel Hunt, surrendered to the Company a total of 2,000,000 shares of the common stock of the Company for cancellation in exchange for $660,000 payable through the delivery of a six month Convertible Promissory Note. After surrender, the existing shareholders retained 5,091,391 shares of our common stock.

After the reverse acquisition, the total common stock issued and outstanding of the Company as at December 31, 2008 was 100,000,041 shares.

This transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Willsky is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to March 28, 2008, are those of Willsky except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

1. The Company-continued

The principal activity of the Company is investment holding. The Company’s operating subsidiaries and branches (which together with the company are collectively referred to as the “Group”) and their principal activities as of December 31, 2008 and 2007 are as follows:

Name	Place of Registration	Percentage of equity interest attributable to the Group	Principal Activities
Willsky Development Ltd.(“Willsky”)	BVI	100%	Investment holding
Tianjin Singocean Public Utility Development Co. Ltd. (“Singocean”)	The PRC	99%	Investment holding
QinHuangDao Chensheng Gas Co, Ltd. (“Chensheng”)	The PRC	99.5%	Construction of District gas-pipeline and supply of natural gas
Tianjin Singocean Public Utility Development Co,Ltd.- Acheng Division (“Acheng Division”)	The PRC		Construction of District gas-pipeline and supply of natural gas
Tianjin Singocean Public Utility Development Co,Ltd. – Dashiqiao Division (“Dashiqiao Division”)	The PRC		Construction of District gas-pipeline and supply of natural gas

Willsky Development Ltd. (“Willsky”)

Willsky Development Ltd. (“Willsky”) was incorporated on May 31, 2005 under the laws of the British Virgin Islands.

Tianjin Singocean Public Utility Development Co., Ltd. (“Singocean”)

In 2005, Willsky acquired 99% shareholding of Tianjin Sing Ocean Public Utility Development Co., Ltd. (“Singocean”) which formed in the PRC as an equity joint venture to be operated for a period of 50 years until January 18, 2054 with registered capital of $4.5 million (RMB31,897,000). Singocean set up a branch division in Acheng, Tianjin, called Tianjin Sing Ocean Public Utility Development Co., Ltd. – Acheng Division (“Singocean – Acheng Division”) and is to be operated for a period of 5 years until December 28, 2010.

Qinhuangdao Chensheng Gas Company Limited (“Chensheng”)

On September 16, 2008, we, through our Singocean entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Qinhuangdao Chensheng Gas Co., Ltd. (“Chensheng”), in exchange for our 99% ownership in Hunchun Singocean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, the Company entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng. Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million). The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng, and our 99%-owned subsidiary Singocean now owns 49% of the equity of Chensheng and therefore, the Group ultimately held 99.5% of the equity of Chensheng.

Acheng Division and Daishiquiao Division are branch divisions of Singocean and established in the PRC to be operated for a period of 5 years until December 28, 2010 and 50 years until January 18, 2054, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC.  All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

(b) Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates

Significant Estimates
These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to revenue recognition of gas connection contracts, depreciation of property, plant and equipment, the valuation allowance for deferred taxes, impairment testing of intangible assets and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(d) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008 and 2007, the Group did not have any cash equivalents.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Group, is remote.

(e) Plant and Equipment

Plant and equipment is stated at cost. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets as follows:

Computer equipment	3 years
Furniture & fixtures	5 years
Office equipment	5 years
Motor vehicles	5 years
Gas transportation vehicles	5-20 years
Gas station	20-25 years
Underground gas pipelines	20-30 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

2. Summary of Significant Accounting Policies-continued

(f) Intangible Assets

Intangible assets represent land use rights in the PRC. According to Chinese regulations, land belongs to the nation. Land use rights refer to the purchase of the legal right to use land from the government. The term of the land use rights is 50 years. The land use rights are amortized using the straight-line method over their estimated useful life of 50 years.

(g) Inventories

Inventories, including construction materials, integrated circuit cards, gas meters, polyethylene valves and natural gas are stated at the lower of cost and net realizable value. Cost is calculated using the weighted average method. Net realizable value is based on estimated selling prices in the ordinary course of business less estimated costs to completion and the estimated costs necessary to make the sale.

(h) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(i) Impairment of Assets

In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2008 and 2007, no impairment loss has been recognized.

(j) Taxation

Income Taxes

The Group accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Also, the Group did not have any liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

2. Summary of Significant Accounting Policies-continued

(k) Revenue Recognition
Among the accounting policies adopted by the Group, the most critical one is the policy regarding revenue recognition of the Group’s major sources of income, namely, gas connection services and sales of gases. In accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 104, under this policy, all of the following criteria must be met in order for us to recognize revenue:

         1.       Persuasive evidence of an arrangement exists;

         2.       Delivery has occurred or services have been rendered;

         3.       The seller's price to the buyer is fixed or determinable; and

         4.       Collectibility is reasonably assured.

Gas connection revenue

Gas connection revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

Revenue from gas connection contracts is recognized on the percentage of completion method, measured by reference to the value of work carried out during the year. When the outcome of a gas connection contract cannot be estimated reliably, revenue is recognized only to the extent of contract costs incurred that it is probable will be recoverable.

When the outcome of a gas connection contract can be estimated reliably and the stage of contract completion at the balance sheet date can be measured reliably, contract costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date on the same basis as revenue from the gas connection contract is recognized.

When the outcome of a gas connection contract cannot be estimated reliably, contract costs are recognized as expenses in the period in which they are incurred. When it is probable that total contract costs will exceed contract revenue, the expected loss is recognized as an expense immediately.

Where contract costs incurred to date plus recognized profits less recognized losses exceed progress billings, the surplus is shown as an amount due from customers for contract work. For contracts where progress billings exceed contract costs incurred to date plus recognized profits less recognized losses, the surplus is shown as an amount due to customers for contract work. Amounts received before the related work is performed are included in the consolidated balance sheet, as a liability, as advances received. Amounts billed for work performed but not yet paid by the customer are included in the consolidated balance sheet under trade and other receivables.

During the years ended December 31, 2008 and 2007, all the contracts for connection services were started and completed in the same year.

Revenue from sale of gas

Sales revenue from sale of gas represents the invoiced value of goods sold, net of value-added tax (“VAT”). Revenue from sale of gas is recognized when the goods are delivered and title has passed.

All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 3% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

2. Summary of Significant Accounting Policies-continued

(l) Foreign Currency Translation and Transactions

The Group’s functional currency is the Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Group’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the periods ended December 31, 2008 and 2007.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

(m) Fair Value of Financial Instruments
The Group records and discloses certain financial and non-financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the Group to develop our own assumptions.

The disclosure of fair value of certain financial assets and liabilities that are recorded at cost are as follows:

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

(n) Basic and diluted earnings per share

The Group reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Group represents the common stock outstanding during the reporting periods.

Diluted earnings per share is based on the assumption that all dilutive options were converted or exercised as of the beginning of the period or when issued, if later. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period or the time of issuance, if later, and as if the funds obtained thereby were used to re-purchase common stock at the average market price during the period.

(o) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the periods presented from foreign currency translation adjustments.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

2. Summary of Significant Accounting Policies-continued

(p) Profit Appropriation

In accordance with PRC regulations, the Group is required to make appropriations to the statutory surplus reserve, based on after-tax net income determined in accordance with PRC GAAP. Appropriation to the statutory surplus reserve should be at 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Statutory surplus reserve is non-distributable other than in liquidation.

(q) Accounts Receivable

Gas connection fees are recognized on the percentage of completion method, measured by reference to the value of work carried out during the year. The portion that is not received in cash is recorded as accounts receivable.  Over the last 2 years, we have not experienced any bad debts from customers and, accordingly, did not have a provision for uncollectible accounts at December 31, 2008 and 2007.

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the period end.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable.  Management estimates such allowances based on historical evidence such as amounts that are subject to risk.  Accounts receivable are written off if reasonable collection efforts are not successful.

Based on management’s evaluation of historical experience, the following policy for allowance of doubtful accounts is established:

Trade and other receivables due:	% of Balance
Between 91 and 180 days:	5%
Between 181 and 360 days:	20%
Between 361 and 720 days:	50%
Over 721 days:	100%

(r) Minority interest

During the year of 2008, the 1% of the minority interest in Hunchun was disposed.

As of December 31, 2008, Tianjin Huan Long Trading directly held 1% minority interest in Tianjin Singocean and indirectly held 0.5% minority interest in Qinhuangdao Chengsheng Gas Co., Ltd.

(s) Discontinued Operations

Effective September 26, 2008, the Company entered into an asset swap in which it disposed of our former subsidiary Hunchun .

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008 and 2007 and its net assets and liabilities have been re-classified in the December 31, 2007 balance sheet.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

2. Summary of Significant Accounting Policies-continued

(t) Advertising and promotion costs

Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of December 31, 2008, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $50 and $761 for the years ended December 31, 2008 and 2007, respectively.

(u) Post-retirement and post-employment benefits

The Company’s subsidiaries contribute to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

(v) Shipping and handling cost

Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the years ended December 31, 2008 and 2007, shipping and handling costs were nil.

(w) Seasonality

Our pipeline distribution networks are primarily located in northeastern China, which is extremely cold during the winter months.  During such time, we are unable to construct new primary gas pipelines.  However, if a primary pipeline is already in place, we are able to connect new customers to our distribution network during the winter months. Additionally, gas consumption by residential customers is higher in the winter months for heating purposes, and we see a corresponding increase in usage during that time.

(x) Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

3. Restricted cash

At December 31, 2008 and 2007, restricted cash of $221,152 and $0 respectively represented the cash held by an escrow agent for expenses relating to investor and public relations.

4. Other Receivables

Other receivables consist of the following:

	December 31
	2008	2007
Due from Tianjin East Ocean Gas Company Limited	$1,416,707	$-
Other receivables	838,290	448,186
Total	$2,254,997	$448,186

Other receivables are unsecured, interest free, and have no fixed repayment date.

Due from Tianjin East Ocean Gas Company Limited (“East Ocean”) represents the amount due from Hunchun to the Group which was assigned to East Ocean when East Ocean obtained 99% ownership of Hunchun by the exchange of the ownership of Chensheng as described in note 17.

Other receivables are mainly comprised of an amount due from the Dashiqiao construction bureau.  This deposit will be refunded to the Group once certain construction milestones are completed.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

5. Inventories

Inventories consist of the following:

	December 31
	2008	2007
Raw materials	$257,597	$273,004
Work in progress	-	-
Finished goods	-	-

Total	$257,597	$273,004

6. Plant and Equipment, net

	December 31
	2008	2007
Cost
Office Equipment	$33,660	$83,516
Motor Vehicles	171,175	36,355
Gas Transportation Vehicles	652,910	75,021
Gas Station	891,291	589,757
Machinery	141,725	27,353
Underground Gas Pipelines	6,630,897	7,702,785
	8,521,658	8,514,787

Accumulated depreciation	(640,741)	(310,603)
	$7,880,917	$8,204,184
Construction in progress	5,589,551	-
	13,470,468	8,204,184

The gas pipelines, gas station, and other constructed assets belong to the Group, not to the municipalities or other units that contract with the Group to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

During the year ended December 31, 2008, depreciation expense amounted to $379,801, of which $353,279 and $26,522 was recorded as cost of sales and as general and administrative expense, respectively.

During the year ended December 31, 2007, depreciation expense amounted to $161,842, of which $136,506 and $25,336 was recorded as cost of sales and as general and administrative expense, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

7. Intangible Assets, net

	December 31
	2008	2007
Cost
Land use right	$1,348,915	$357,034
Accumulated amortization	(40,540)	(25,656)
	$1,308,375	$331,378

Amortization expense for the years ended December 31, 2008 and 2007 was $16,984 and $7,981, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2009	$16,984
2010	16,984
2011	16,984
2012	16,984
2013	16,984
Thereafter	1,223,455
Total	$1,308,375

8. Accruals and Other Payables - Third Party

Accruals and other payables –third party consist of the following:

	December 31
	2008	2007
Other payables and accrued expenses	$242,309	$1,976,376

Other payables and accrued expenses in 2008 are comprised mainly of payment for operating expenses prior to our private placement (see Note 16). In 2007, this item reflects amounts due to East Ocean for projects acquired from East Ocean.

Acquisition consideration payable of $1,838,946 represents the outstanding purchase consideration as of December 31, 2008 represents the amount due for acquiring the remaining 51% interest in Chensheng which took place in December, 2008.  This amount was paid on January 20, 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

9. Income Taxes

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2008. A subsidiary of the Company was incorporated under the international Business Companies Act of the British Virgin Islands and, accordingly is exempted from payment of British Virgin Islands income taxes. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Singocean, Acheng, and Daishiquiao, whereas Chensheng is being taxed on 0.8% of its annual sales.

The Group had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.  The current year tax was $1,026,984 and $1,018,338 for fiscal years 2008 and 2007, respectively.  The Group has recorded no deferred tax assets or liabilities as of December 31, 2008 and 2007, because nearly all differences in tax basis and financial statement carrying values are permanent differences.

	December 31
	2008	2007
Current tax	$1,026,984	$1,018,338
Change in deferred tax assets – NOL	1,032,020	-
Change in valuation allowance	(1,032,020)	-
Total	$1,026,984	$1,018,338

All of the Group’s income before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% and 30% for the fiscal years 2008 and 2007, respectively, to income before income taxes for the year ended December 31, 2008 and 2007 for the following reasons:

	December 31
	2008	2007
Income from continuing operations before income taxes	$555,799	$3,252,497

Computed “expected” income tax expense (except on the Chensheng Gas of $189,181 in 2008 and $0 in 2007) at 25% and 30% in 2008 and 2007, respectively	$(50,232)	$975,508
Income tax expense of “Chensheng Gas” - charged at 0.8% of gross sales of $1,190,843 in 2008 and $0 in 2007	9,526	-
Effect of cumulative tax losses	1,032,020	-
Tax effect of net taxable permanent differences	35,670	42,830
	$1,026,984	$1,018,338

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the years ended December 31, 2008 and 2007.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

10. Related Party Payable

As of December 31, 2008 and 2007, the Group has the following balances payable to related parties:-

(a) Tianjin Nan Yang Electromechanical Equipment Installation Project Co. ("Nan Yang"), a shareholder of the Company's subsidiary, Singocean.

(b) Eternal International Holding Group Ltd. ("Eternal"), a shareholder of the Company.

(c) Guo Chun Ming, a director of the Company and its subsidiary.

(d) Tianjin Huanlong Commercial and Trading Company, shareholder of the subsidiary

	December 31
	2008	2007
Nan Yang	$-	$27,380
Eternal	400,797	83,235
Guo Chun Ming	-	33,218
Tianjin Huanlong Commercial and Trading Company, a shareholder of the Company's subsidiary, Singocean	97,906	-
	$498,703	$143,833

The balances have no stated terms for repayment and are not interest bearing.

11. Concentrations and Credit Risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at December 31, 2008 and 2007 amounted to $5,612,356 and $2,311,028, respectively, of which no deposits were covered by insurance. Also, as of December 31, 2008 and 2007, the Company held $221,152 and $nil in restricted cash in a corporate legal counsel’s trust account respectively, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the year ended December 31, 2008, two customers accounted for approximately 38% of the Company’s sales and approximately 18% of the Company’s accounts receivable as of December 31, 2008. For the year ended December 31, 2007, two customers accounted for approximately 70% of the Company’s sales and 84% of the Company’s accounts receivable as of December 31, 2007.

Major suppliers – For the year ended December 31, 2008, four suppliers accounted for approximately 79% of the Company’s purchases and approximately 16% of the Company’s accounts payable as of December 31, 2008. For the year ended December 31, 2007, two suppliers accounted for approximately 73% of the Company’s purchases and approximately 59% of the Company’s accounts payable as of December 31, 2007.

Political and economic risks - The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environments, and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

The Group does not require collateral to support financial instruments that are subject to credit risk.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

12. Commitments and Contingencies

Rental expense for the years ended December 31, 2008 and December 31, 2007 amounted to $1,340 and $671 respectively and is included in general and administrative expenses in the statement of operations.

On November 3, 2008, the Group signed a lease agreement for office space for the period from January 1 to December 31, 2009 and the Group has total rental commitments of $107,648 which is for the twelve months ending December 31, 2009.

As of December 31, 2008 and 2007, the Company did not have any contingent liabilities.

The Group is obligated to provide uninterrupted piped gas to connected users and to ensure safety in the process of piped gas operations. The volume of gas to be supplied by the Group will grow with the increase of gas users. The Group has selected three qualified gas resource suppliers to ensure stable operations in meeting its obligations.

13. Operational Rights and Right to Supply and Operate Gas Pipeline

The Group, through Singocean, has signed an “Investment Agreement of Piped Gas Project Construction in Dashiqiao City” which states that the Group is in charge of operations and management of the piped gas project in Dashiqiao. On June 16, 2005, the Dashiqiao City Construction Bureau gave the Group a certificate which confirmed that the Group has exclusive operational rights for thirty years in Dashiqiao City. The Group receives a connection fee of 2,600 RMB ($380) per user.

On June 10, 2005, the Group, through Singocean, has signed an “Investment Agreement of Piped Gas Project Construction in Acheng City” which states that the Group has the exclusive right to invest in and operate the gas pipeline system in Acheng City for thirty years. The Group receives a connection fee of 2,000 RMB ($293) per user.

On October 8, 2005 the Group, through Chensheng, has signed an “Investment Agreement of Piped Gas Project Construction in Qinhuangdao” which states that the Group has the exclusive right to invest in and operate the gas pipeline system in Qinhuangdao for twenty-five years. The Group receives a connection fee of 2,400 RMB ($351) per user.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

14. Environmental Matters

The Group does not anticipate any material future cash requirements related to environmental issues. If circumstances change, the Group will record the estimated charges necessary to return sites to their original condition.

15. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” which is effective for fiscal years beginning after December 5, 2008.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted the provisions of SFAS No. 160 on the effective date of January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any minority interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We adopted the provisions of SFAS 141(Revised) on January 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

16. Capital Stock Transactions

August 20, 2008 Private Placement - Series A Redeemable Convertible Preferred Stock

In connection with the August 20, 2008 private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate").  The Company’s Certificate of Incorporation authorizes it to issue 10,000,000 shares of Preferred Stock and by the filing, 5,500,000 shares were designated as Series A Convertible Preferred Stock ("Series A Preferred Stock").  On August 20, 2008, the Company issued 1,857,373 shares of Series A Preferred Stock to China Hand Fund I, LLC (“China Hand”).

At December 31, 2008, 1,857,373 shares of Series A Preferred Stock were issued and outstanding

Dividends

The holders of the Series A Preferred Stock are entitled to cumulative dividends at a rate of 6% per annum of the stated price paid per share of $4.83, compounded daily and payable semi-annually on June 1 and December 1. Dividends are payable in shares of Common Stock or, at the option of the Company, in cash. If paid in shares of Common Stock, the number of shares to be issued is determined by dividing the dividend payable by 90% of the volume-weighted average price for the 20 days preceding the dividend payment date of June 1 or December 1. As long as any shares of Series A Preferred Stock are outstanding, the Company may not declare or pay dividends with respect to the Common Stock.

Voting Rights

In addition to the right to vote as a separate class of securities, the holders of the Preferred Stock are entitled to vote together with the holders of the Company’s Common Stock, with each such holder of Series A Preferred Stock entitled to the number of votes equal to the number of shares of the Company’s Common Stock in to which such Series A Preferred Stock would be converted if converted on the record date for the taking of a vote. However, for so long as the number of outstanding shares of Series B Preferred Stock is at least 30% of the total number of shares of Series B Preferred Stock originally issued, the holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, including the Series A Preferred Stock, with the holders of Series B Preferred Stock being entitled to 70% of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of Series A Preferred Stock and Common Stock being entitled to their proportional share of the remaining 30% of the total votes based on their respective voting power.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (each, a “Liquidation Event”), the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A Preferred Stock an amount equal to $4.83, plus any accumulated but unpaid dividends thereon (the “Liquidation Value”), before any distribution or payment is made to the holders of any securities which are junior to the Series A Preferred Stock upon the occurrence of a Liquidation Event and after any distributions or payments made to holders of any class or series of securities which are senior to the Series A Preferred Stock upon the occurrence of a Liquidation Event. If the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the Series A Holders will be distributed among the Series A Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. In the event the assets of the Company available for distribution to the holders of shares of Series A Preferred Stock upon the occurrence of a Liquidation Event are insufficient to pay in full all amounts to which such holders are entitled, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Company ranking on a parity with the shares of Series A Preferred Stock upon the occurrence of such Liquidation Event unless proportionate distributive amounts are paid on account of the shares of Series A Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon the occurrence of such Liquidation Event.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

16. Capital Stock Transactions -continued

August 20, 2008 Private Placement - Series A Redeemable Convertible Preferred Stock

Conversion

Each share of Series A Preferred Stock is initially convertible, at any time at the option of the holder, into 35 shares of the Company’s Common Stock, subject to future adjustments as provided for in the Certificate. The Series A Preferred Stock will automatically convert into shares of the Company’s Common Stock immediately prior to any transaction resulting in a Change in Control of the Company. Further, provided there is an effective registration statement covering the shares to be received on conversion, .the Company may require conversion of the Series A Preferred Stock if the volume-weighted average price for at least 20 trading days in any consecutive 30 day period equals or exceeds twice the conversion price and the trading volume on each day in the 30 day period has equaled or exceeded 100,000 shares.

The conversion price of the Series A Preferred Stock will be adjusted for standard anti-dilution events, including stock dividends or stock splits or reclassification of shares of the Common Stock. For as long as any shares of Series A Preferred Stock remain outstanding, the Company may not enter into any Variable Rate Transactions or Most Favored Nation transactions. If the Company does enter into a Variable Rate Transaction, in which it issues debt or equity securities that are convertible into shares of Common Stock at a conversion or exercise price that is based upon or varies with the trading price for shares of the Common Stock or enters into a Most Favored Nation transaction in which the Company issues any securities in a capital raising transaction or series of transactions on terms more favorable than those granted to the holders of the Series A Preferred Stock, the holders of the Series A Preferred Stock are entitled to adjustment of the conversion price and to receive additional shares or other rights. Furthermore, if the Company issues (except in an underwritten public offering approved by holders of the Series A Preferred Stock in which the gross proceeds to the Company are not less than $20 million) any shares of Common Stock or securities convertible into shares of Common Stock at a price which is less than the conversion price then in effect, the conversion price will be reduced to that lower price.

As long as 20% of the shares of Series A Preferred Stock remain outstanding,, the Company may not issue any other preferred stock (except for the issuance of Series A Preferred Stock and Series B Preferred Stock issued pursuant to the agreements under which those Series were originally issued) or any convertible debt convertible into Common Stock, without the consent of the holders of outstanding shares of Series A Preferred Stock.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

16. Capital Stock Transactions-continued

August 20, 2008 Private Placement - Series A Redeemable Convertible Preferred Stock

Warrants

On August 20, 2008, the Company consummated a private placement transaction in which it issued and sold to China Hand, 1,857,373 shares of the Company's Series A Preferred Stock and warrants to purchase 13,001,608 shares of the Company's common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9 million in gross proceeds.  The proceeds left the Company with $7,076,302 in net proceeds after the deduction of offering expenses in the amount of $1,923,698 and which includes a cash fee equal to $900,000, representing 10% of the gross proceeds received from the Private Placement to Kuhns Brothers and other offering costs of $1,023,698. Currently, none of the warrants have been exercised.

Kuhns Brothers Securities Corporation (“Kuhns Brothers”) acted as placement agent in connection with the Private Placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $900,000, representing 10% of the gross proceeds received from the Private Placement, as well as warrants to purchase 6,500,804 shares of the Company’s common stock (the “Agent Warrants”), representing 10% of the aggregate number of shares of common stock issuable to China Hand upon conversion of the Preferred Stock sold in the Private Placement.

The fair value of the 13,001,608 warrants issued with the Series A Redeemable Convertible Preferred Stock was $1,968,182 to investors and the fair value of the 6,500,804 warrants issued to the placement agent was $984,091 at the issuance date and the total amount was $2,952,273. The fair value was computed using the Cox-Ross-Rubinstein (“CRR”) Binomial Model under the following assumptions: (1) expected life of 5 years, (2) volatility of 66%, (3) risk free interest rate of 3% and dividend rate of 0%.

As at December 31, 2008, the fair value of the warrants was $5,506,143. Therefore, the Company recognized a $2,553,870 loss from the change in fair value for the year ended December 31, 2008.

Following is a summary of the status of warrants outstanding:

Outstanding Warrants		Average Remaining	Exercisable Warrants
Exercise Price	Number	Contractual Term	Exercise Price	Number
$0.187	13,001,608	4.67 years	$0.187	13,001,608
$0.187	6,500,804	4.67 years	$0.187	6,500,804
Total	19,502,412			19,502,412

Following is a summary of warrant activity:

Outstanding at January 1, 2008	-
Granted	19,502,412
Exercised	-
Outstanding at December 31, 2008	19,502,412

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

16. Capital Stock Transactions-continued

August 20, 2008 Private Placement - Series A Redeemable Convertible Preferred Stock

Make Good Provision

The Company agreed to make good provisions that will require the Company to issue to China Hand up to an aggregate of 1,114,442 (557,221 shares for each of 2008 and 2009) additional shares of its Preferred Stock if it does not achieve the targeted after-tax net income and earnings per share targets for 2008 and 2009. The 2008 after tax net income target is $4,300,000, and the 2008 earnings per share target is $0.0261 on a fully-diluted basis. The 2009 after tax net income target is $6,000,000 and the 2009 earnings per share target is $0.0294 on a fully diluted basis; provided that if the Subsequent Closing does not occur within 30 days of the filing of the Company’s 2008 annual report on Form 10-K. As of December 31, 2008, the Company has not met the 2008 Income Target of $3,368,000.
The Company agreed to issue to China Hand 241,545 shares of Series A Preferred Stock because the Company did not meet the 2008 earnings target.

Management Incentive

China Hand agreed to place in escrow 46,434 shares of Series A Preferred Stock, to be issued to certain members of the Company’s management as a performance incentive if the 2008 and 2009 earnings targets were met. The 2008 earnings target was not met and the shares were returned to China Hand. In connection with the May 1, 2009 private placement with China Hand, the number of shares to be provided as an incentive for 2009 was revised to 22,328 shares of Series B Preferred Stock.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

16. Capital Stock Transactions-continued

August 20, 2008 Private Placement - Series A Redeemable Convertible Preferred Stock

Registration Right Liabilities

In connection with the private placement, the Group and China Hand entered into a Registration Rights Agreement dated August 20, 2008, in which the Group agreed to register all of the shares of Common Stock underlying the securities issued to China Hand. The Agreement requires the Group to file the required Registration Statement within 45 days of August 20, 2008 and achieve  effectiveness within 150 days, i.e., file by October 4, 2008 and achieve effectiveness by January 17, 2009.

The Group is subject to registration delay payments if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Registration Rights Agreement.  Registration delay payments accrue at a rate of 1% per month of the aggregate investment amount paid by the holder or $90,000 per month, provided that the maximum aggregate amount of the registration delay payments will be $1,350,000, or 15% of the gross proceeds of the private placement.

As of December 31, 2008, the Group has not filed the required Registration Statement. Management currently expects to file the required Registration Statement and use it best efforts to have it effective by September 2009. In accordance with the guidance in EITF 00-19-2, the Group has accrued the $90,000 per month registration delay payments for the 10 month period from October, 2008 to September, 2009 and as of December 31, 2008, has accrued an amount of $900,000 for these registration delay payments.

August 20, 2008 Private Placement - Series A Redeemable Convertible Preferred Stock

Accounting

In accordance with the guidance in Derivatives and Hedging – Recognition, the Series A Preferred Stock is considered to be an equity instrument and, accordingly, the embedded conversion option has not been separated and accounted for as a derivative financial instrument. After allocating $1,968,182 to the initial fair value of the warrants issued to China Hand, the remaining proceeds received from China Hand of $7,031,818 were allocated to the carrying value of the Series A Preferred Stock. As required by Beneficial Conversion Features, the Company recognized a beneficial conversion feature as of the date of issuance of the Series A Preferred Stock. The amount of the beneficial conversion feature exceeded the proceeds allocated to the carrying value of the Series A Preferred Stock and, accordingly, the beneficial conversion feature recorded was limited to the allocated proceeds. Because the holders of the Series A Preferred Stock may convert their shares at any time, the beneficial conversion feature recorded of $7,031,818 was immediately recognized as a deemed dividend to those holders.

As discussed above, the Company was obligated to issue additional shares of Series A Preferred Stock to China Hand if the Company did not meet prescribed earnings targets for 2008 and 2009.  This obligation represents a contingent beneficial conversion feature, which would be accounted for at the date the contingency is resolved. Because all of the proceeds allocated to the Series A Preferred Stock were recognized at inception as a beneficial conversion feature, no further recognition of any beneficial conversion feature is permitted and the 241,545 additional shares issued to China Hand because the 2008 earnings target was not met have been recorded at their par value.

Because the Series A Preferred Stock has conditions for its redemption that may be outside our control, including the right of the holders to request redemption at the liquidation value in the event of a Fundamental Transaction or a Change in Control, in accordance with FASB Distinguishing Liabilities from Equity, the Series A Preferred Stock has been classified outside of Stockholders’ Equity in our consolidated balance sheet. Because the Company believes that it is not probable that the Series A Preferred Stock will become redeemable, the carrying value of the Series A Preferred Stock is not being adjusted to its redemption value.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

17. Acquisition of a Subsidiary

Acquisition of 49% of Chengsheng

On September 16, 2008, through our wholly-owned subsidiary Tianjin Singocean Public Utility Development Co., Ltd., we entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng with the fair value of $1,796,192 , in exchange for our 99% ownership in Hunchun with fair value $1,612,722 and had a gain on disposal of subsidiary amounting to $183,470.

The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun were approximately equal and there was no cash or other consideration exchanged.

Acquisition of the remaining 51% of Chengsheng

On December 10, 2008, we entered into an Agreement for Equity Transfer (the “Agreement”) with 17 individuals, holders of the remaining 51% of the outstanding equity of Chensheng. Pursuant to the Agreement, the Company agreed to purchase 51% of the outstanding equity of Chensheng from 17 individuals (the “Sellers”) for an aggregate purchase price of $1,838,946 (RMB 12.56 million) (the “Purchase Price”).  The Company does not  have any material relationship with the Sellers other than in respect of the Agreement itself and the Company’s ownership of the remaining 49% equity interest in Chensheng.  Following the consummation of the transaction, the Group owns 100% of the equity of Chensheng.

The Group applied SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002. The results of Chensheng and the estimated fair market values of the assets and liabilities have been included in the Group’s consolidated financial statements from the dates of acquisition. The purchase price of $1,838,946 for the remaining 51% interest in Chensheng was allocated to the assets acquired and liabilities assumed of Chensheng, based on their fair values, as follows:

Accounts receivable, net	$765,210
Other receivables	50,272
Prepaid expenses	6,132
Inventories	48,604
Plant and equipment, net	887,769
Construction in progress	262,627
Intangible assets, net	144,208
Accounts payable	(39,592)
Taxes payable	(188,059)
Related party payables	(68,916)
Other payables	(29,309)
Net assets acquired	1,838,946
Less: Purchase Consideration (net of cash received)	(1,838,946)
No Goodwill	$0

The following unaudited pro forma financial information presents the combined results of the Company as if the acquisition had occurred as of the beginning of the fiscal year 2008 and 2007:

	2008	2007
Revenue	$8,679,667	$5,670,344
Net earnings (loss)	$(1,273,147)	$2,897,323
Earnings per share – Basic	$(0.08)	$0.03
Earnings per share – Diluted	$(0.08)	$0.03

18. Discontinued Operations

Effective September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun Singocean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008 and 2007.  There were no assets or liabilities of Hunchun in the consolidated balance sheet as of December 31, 2008.

The Group recognized a loss on disposal of subsidiary of $1,098,253, representing the excess of the book value of assets sold over purchase consideration received at closing.

Total revenues related to the discontinued operations were $459,513 and $1,396,854, and income from discontinued operations was $223,410 and $622,676 for the period ended September 26, 2008 and the year ended December 31, 2007, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

19. Earnings Per Share

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

	Years ended December 31,
	2008	2007
	restated
Numerator for basic earnings (loss) per share from continuing operations
Net income from continuing operations	$(495,195)	$2,210,213
Deemed dividend on preferred stocks issued	(7,031,818)	-
Dividend on preferred stocks	(194,000)	-

Income (loss) from continuing operations used in computing basic earnings per share	$(7,721,013)	$2,210,213

Basic earnings (loss) per share from continuing operations	$(0.08)	$0.02

Numerator for basic earnings (loss) per share from discontinued operations
Net income (loss) from discontinued operations	$(874,843)	$622,676
Deemed dividend on preferred stocks issued	(7,031,818)	-
Dividend on preferred stocks	(194,000)	-

Income (loss) from discontinued operations used in computing basic earnings per share	$(8,100,661)	$622,676

Basic earnings (loss) per share from discontinued operations	$(0.08)	$0.01

Numerator for diluted earnings per share from continuing operations
Net income (loss) from continuing operations	$(7,721,013)	$2,210,213
Deemed dividend on preferred stocks issued	7,031,818	-
Dividend on preferred stocks	194,000	-

Income from continuing operations used in computing diluted earnings per share	$(495,195)	$2,210,213

Diluted earnings per share from continuing operations	$(0.08)	$0.02

Numerator for diluted earnings per share from discontinued operations
Net income (loss) from discontinued operations	$(8,100,661)	$622,676
Deemed dividend on preferred stocks issued	7,031,818	-
Dividend on preferred stocks	194,000	-
Income (loss) from discontinued operations used in computing diluted earnings per share	$(874,843)	$622,676

Diluted earnings (loss) per share from discontinued operations – excluding antidilutive effect	$(0.08)	$0.01

Denominator for basic and diluted earnings per share
Weighted average shares of common stock outstanding	98,727,193	94,908,650
Weighted average shares of common stock issuable on assumed conversion of preferred stock outstanding	23,800,763	-
Dilutive effect of options, warrants, and contingently issuable shares	1,847,146	-
Shares used in computing diluted net income (loss) per share	124,375,102	94,908,650

Total earnings (loss) per share:
Basic	$(0.16)	$0.03
Diluted	$(0.16)	$0.03

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

20. Business and geographical segments

The Group’s operations are classified into two principal reportable segments which are provision of gas pipe connection services and provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	For the year ended December 31, 2008			For the year ended December 31, 2007			For the year ended December 31
	Connection			Connection			2008	2007
	services	Natural gas	Corporate	services	Natural gas	Corporate	Total	Total

External revenue	$6,934,687	$571,835	$-	$4,780,265	$138,910	$-	$7,506,522	$4,919,175
Interest income	-	-	14,311	-	-	-	14,311	-
Interest expense	-	-	(33,753)	-	-	(411)	(33,753)	(411)
Depreciation and amortization	292,839	60,440	43,506	95,559	59,847	14,417	396,785	169,823
Income Tax	1,008,619	18,365		1,018,338	-	-	1,026,984	1,018,338

Net income (loss)	4,865,286	73,458	(6,308,782)	2,994,248	(47,616)	(113,743)	(1,370,038)	2,832,889

Expenditures for long-lived assets	3,085,303	848,889	105,712	611,503	125,812	-	4,039,904	737,315

Total Assets	$16,542,520	$2,520,108	$7,870,119	$15,208,128	$1,593,815	$939,951	$26,932,747	$17,741,894

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

21. Subsequent Events

China New Energy (Tianjin) Investment & Consulting Co., Ltd. (“Tianjin Investment”)

On January 12, 2009, China New Energy (Tianjin) Investment & Consulting Co., Ltd. (“Tianjin Investment”) was established in the PRC and engaged in the business of investment holding.

Yingkou Zhongneng Gas Development Co., Ltd. (“Yingkou Zhongneng”)

On January 23, 2009, Yingkou Zhongneng Gas Development Co., Ltd. (“Yingkou Zhongneng”) was established in the PRC and engaged in the business of natural gas distribution network in the city of Dashiqiao.

22. Restatement and reclassification of financial statements

The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the year ended December 31, 2008 that originally filed April 14, 2009. The Group up has also reflected the corrections of the following errors and reclassifications in its consolidated financial statements as of and for the year ended December 31, 2008:

1)
There were errors in the recording of the fair value of the assets acquired during the acquisition of Chensheng. Therefore, the Group has recorded the increase to the fair value from the book value of several assets, including $1,036,655 of Property, plant and equipment, $3,012 of Inventories, and $63,014 of Goodwill and the decrease in $505,941 in Land use right. Consequently, we recalculated the $96,489 of the depreciation for such increment of those assets and minority interest in Chensheng, which caused a decrease         to the minority interest by $77,647 in the consolidated balance sheet and a decrease to the minority interest’s share of net income by $414,763 in the consolidated statement of operations and comprehensive income.

2)
There was an error in the elimination of its intercompany accounts. Therefore, the Group has recorded a decrease in the Related party receivable balances by $84,120 and an increase in the General and administrative expenses by $54,196 and the comprehensive income of $29,924.

3)
The Group reassessed the nature of the Preferred stock together with warrants and the Group reclassified $1,857 and $7,029,961 (total amounting to $7,031,818) from Preferred stock and Additional paid in capital of Stockholders’ Equity to mezzanine section as at December 31, 2008. Also, the Group reclassified warrant liabilities of $2,952,273 from additional paid in capital and recognized a $2,553,870 loss from the change in fair value of the warrant liabilities in the income statement and the total amount of the warrant liabilities was $5,506,143 as of December 31, 2008. Besides, the Group has accrued $900,000 registration right liabilities as of December 31, 2008.

4)	The Group has reflected the following reclassifications.

•	The Group reclassified $221,152 from cash and cash equivalents to restricted cash for cash placed in escrow.

•	The Group reclassified $1,424,747 from prepayment to deposits paid for acquisition of long term assets.

•	The Group reclassified $347,202 from additional paid-in capital and $156,144 from statutory surplus reserve fund to accumulated other comprehensive income of $503,346.

•
The Group reclassified accrued expenses and accruals and other payable-Third Party amounting to $256,071 and $2,804,084 respectively to accounts payable of $762,882, acquisition consideration payable of $1,838,946, related party payable of $401,053 and accumulated other comprehensive income of $57,274.

•
The Group reclassified $571,835 from connection services revenue to natural gas revenues for the years ended December 31, 2008 and also the Group reclassified $341,655, $145,097 and $11,625 from selling expenses, cost of sales from connection services and general and administrative expenses to cost of sales of natural gas.

•	The Group reclassified income tax related to the discontinued operations amounting to $71,285 from Loss on disposal of subsidiary to Income from discontinued operations, net of income tax.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
2008 AND 2007

22. Restatement and reclassification of financial statements- continued

5)
There was an error in recording the pre-acquisition cash flow activities of the newly acquired subsidiary, Chensheng and the cash flow activities of disposal subsidiary, Hunchun. The Group has excluded the cash flow activities of Chensheng and included the cash flow activities of Hunchun under discontinued operations in each section of cashflow activities. As a result, we made those adjusting entries at the cash flow statement for the year ended December 31, 2008.

The net effect of the correction of errors was to:

•	Increase the Group’s reported total assets as of December 31, 2008 by $512,620 from $26,420,127 to $26,932,747.

•	Increase the Group’s reported total current liabilities as of December 31, 2008 by $6,348,869 from $4,398,890 to $10,747,759.

•	Decrease the Group’s reported minority interest as of December 31, 2008 by $77,647 from $180,053 to $102,406.

•	Increase the Group’s reported accumulated deficit as of December 31, 2008 by $3,189,792 from $619,357 to $3,809,149.

•	Increase the Group’s reported accumulated other comprehensive income as of December 31, 2008 by $886,809 from $730,168 to $1,616,977.

•	Decrease the Group’s reported net income before minority interest by $3,604,555 for the year ended December 31, 2008 from $3,133,370 to $(471,185).

•	Decrease the Group’s reported net income attributable to minority interest by $414,763 for the year ended December 31, 2008 from $438,773 to $24,010.

•	Decrease the Group’s reported net income attributable to China New Energy Group by $3,189,792 for the year ended December 31, 2008 from $1,819,754 to $(1,370,038).

•	Decrease the Group’s reported comprehensive income attributable to China New Energy Group by $2,806,329 for the year ended December 31, 2008, from $2,360,912 to $(445,417).

•	Decrease the basic net income (loss) per share from continuing operations by $0.18 from $0.02 to $(0.16).

•	Decrease the dilutive net income (loss) per share from continuing operations by $0.02 from $0.01 to $(0.16).

Following are reconciliations of the Group’s restatement and reclassification of the consolidated balance sheet as of December 31, 2008, consolidated statements of operations and comprehensive income and of cash flows for the year ended December 31, 2008 and consolidated statement of stockholders’ equity for the year ended December 31, 2007.

Summary of Consolidated Statement of Changes in Stockholders’ Equity as of December 31, 2007

				Statutory	Retained	Accumulated
			Additional	Surplus	Earnings	Other	Total
			Paid-in	Reserve	(Accumulated	Comprehensive	Stock
	Common Stock		Capital	Fund	loss)	Income	Equity
BALANCE, December 31, 2006	94,908,650	$94,909	$5,277,108	$857,027	$2,843,681	$5,339	$9,078,064
Net Income	-	-	-	-	2,832,889	-	2,832,889
Transfer	-	-	-	889,863	(889,863)	-	-
Currency translation adjustment	-	-	347,202	156,144	-	183,671	687,017
BALANCE, December 31, 2007 -As reported	94,908,650	94,909	$5,624,310	$1,903,034	$4,786,707	$189,010	$12,597,970

Reclassification – see note 4 above	-	-	(347,202)	(156,144)	-	503,346	-
BALANCE, December 31, 2007	94,908,650	$94,909	$5,277,108	$1,746,890	$4,786,707	$692,356	$12,597,970

22. Restatement and reclassification of financial statements- continued

	December 31					December 31
	2008					2008
	As Reported	Note 1	Note 2	Note 3	Note 4	As Restated
ASSETS

CURRENT ASSETS
Cash and equivalents	$5,833,508				(221,152)	$5,612,356
Restricted cash	-				221,152	221,152
Accounts receivable	2,183,087					2,183,087
Other receivables	2,254,997				(2,254,997)	-
Related party receivable	84,120		(84,120)			-
Inventories, net	254,585	3,012				257,597
Prepaid expenses	1,558,361				(1,424,747)	133,614
Other current assets	3,340					3,340
Total current assets	12,171,998					8,411,146

Property, plant and equipment, net	12,433,813	1,036,655				13,470,468
Land use rights	1,814,316	(505,941)				1,308,375
Other receivables	-				2,254,997	2,254,997
Deposits paid for acquisition of long term assets					1,424,747	1,424,747
Goodwill	-	63,014				63,014
TOTAL ASSETS	26,420,127					26,932,747

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$111,660				762,882	$874,542
Accrued expenses	256,071				(256,071)	-
Accruals and other payable-Third Party	3,046,393				(2,804,084)	242,309
Acquisition consideration payable					1,838,946	1,838,946
Registration rights penalties payable	-			900,000		900,000
Tax payable	693,116					693,116
Related party payable	97,650				401,053	498,703
Dividend payable on preferred stock	194,000					194,000
				2,952,273
Warrant liabilities	-			2,553,870		5,506,143
TOTAL CURRENT LIABILITIES	4,398,890					10,747,759

Commitment and contingencies (Note 12)

Minority interest	180,053	(77,647)				102,406

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock: 1,857,373 shares issued and outstanding, liquidation preference of $8,971,112 as of December 31, 2008				7,031,818		7,031,818

STOCKHOLDERS’ EQUITY
Preferred Stock: 10,000,000 shares authorized, $0.001 par value, 1,857,373 shares issued and outstanding as of December 31, 2008	1,857			(1,857)		-
Common Stock: 500,000,000 shares authorized, $0.001 par value, 100,000,041 shares issued and outstanding as of December 31, 2008	100,000					100,000
				(7,029,961)
Additional paid in capital	19,725,482			(2,952,273)	(347,202)	9,396,046

Accumulated deficit	(619,357)	318,274	(54,196)	(3,453,870)		(3,809,149)
Statutory surplus reserve fund	1,903,034				(156,144)	1,746,890

Accumulated other comprehensive income	730,168	356,113	(29,924)		57,274 503,346	1,616,977
TOTAL STOCKHOLDERS’ EQUITY	21,841,184					9,950,764
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$26,420,127					$26,932,747

22. Restatement and reclassification of financial statements- continued

	2008					2008
	As Reported	Note 1	Note 2	Note 3	Note 4	As Restated
Revenues:
Connection services	$7,506,522				(571,835)	$6,934,687
Natural gas	-				571,835	571,835
	7,506,522					7,506,522
Cost of Sales:
Connection services	1,904,852				(145,097)	1,759,755
Natural gas	-				498,377	498,377
	1,904,852					2,258,132
Gross Profit	5,601,670					5,248,390

Operating Expenses:
General and administrative expenses	1,085,191	96,489	54,196		(11,625)	1,224,251
Selling expenses	341,655				(341,655)	-
Registration right liabilities	-			(900,000)		900,000
Total operating expenses	1,426,846					2,124,251

Operating income	4,174,824					3,124,139

Other Income (Expenses):
Change in fair value of warrant liabilities	-			(2,553,870)		(2,553,870)
Interest income	14,311					14,311
Interest expense	(33,753)					(33,753)
Other income (expenses)	4,972					4,972
Total other income (expenses)	(14,470)					(2,568,340)

Income From Continuing Operations, Before Income Tax	4,160,354					555,799
Income Tax	1,026,984					1,026,984

Loss Before Minority Interest	3,133,370					(471,185)
Minority Interest	(438,773)	414,763				(24,010)
Loss From Continuing Operations, net of Income Tax	2,694,597					(495,195)
Discontinued Operations:
Income from discontinued operations, net of income tax	294,695				(71,285)	223,410

Gain (Loss) on disposal of subsidiaries	(1,169,538)				71,285	(1,098,253)
(Loss) from discontinued operations	(874,843)					(874,843)

Net Income (Loss)	1,819,754					(1,370,038)
Dividend and Deemed Dividend on Preferred Stock	-			(7,225,818)		(7,225,818)
Net Income (Loss) Attributable to Common Shareholders	$1,819,754					$(8,595,856)

Net Income (Loss)	1,819,754	318,275	(54,197)	(2,553,870)		(1,370,038)
Foreign currency translation gain	541,158	356,112	(29,923)		57,274	924,621
Comprehensive income (Loss)	$2,360,912					$(445,417)

Income (Loss) per share - Basic
Income (loss) from continuing operations	$0.02					$(0.08)
Income (loss) from discontinued operations	0.00					(0.08)
Total income (loss) per share	$0.02					$(0.16)

Income (Loss) per share - Diluted
Income from continuing operations	$0.01					$(0.08)
Income (loss) from discontinued operations	0.00					(0.08)
Total income per share	$0.01					$(0.16)

Weighted average common stock outstanding
Basic	98,727,193					98,727,193
Diluted	122,415,060					124,375,102

22. Restatement and reclassification of financial statements- continued

	2008			2008
	As Reported	Note	Net Change	As Restated
Cash flows from operating activities :
Net income (loss)	$1,819,754		(3,189,792)	$(1,370,038)
Net (loss) discontinued operation	-		(874,843)	(874,843)
Net (loss) from continuing operations	1,819,754		(2,314,949)	(495,195)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	300,296	(1)	96,489	396,785
Change in fair value of warrant liabilities	-	(3)	2,553,870	2,553,870
Loss on disposal of subsidiary	1,169,538	(5)	(1,169,538)	-
Registration rights penalties		(3)	900,000	900,000
Minority interest	438,773	(1)	(414,763)	24,010

Changes in operating assets and liabilities:
Accounts receivable	(1,313,628)	(5)	718,383	(595,245)
Other receivables	-	(5)	560,378	560,378
Inventories	118,905	(5)	(46,396)	72,509
Prepaid expenses	(1,558,361)	(5)	1,433,770	(124,591)
Other current assets	-	(5)	(3,287)	(3,287)
Accounts payable	(1,155,308)	(5)	712,262	(443,046)
Accrued expenses	(2,132,976)	(5)	2,132,976	-
Accruals and other payable-Third Party	1,574,807	(5)	(3,582,771)	(2,007,964)
Tax payable	545,106	(5)	(1,191,629)	(646,523)

Cash provided by operating activities-continuing operations	(193,094)		384,795	191,701
Cash (used in) provided by operating activities-discontinued operation	-	(5)	(131,916)	(131,916)
Net cash provided by (used in) operating activities	(193,094)		252,880	59,786

Cash flows from investing activities
Net cash from exchange of subsidiary	-	(5)	66,841	66,841
Payments made to acquire subsidiary	(1,894,271)	(5)	1,894,271	-
Deposits Additions to property, plant and equipment	(1,701,040)	(5)	(2,338,864)	(4,039,904)
Additions to construction in progress	(382,673)	(5)	382,673	-
Cash used in investing activities-continuing operations	(3,977,984)		4,921	(3,973,063)
Cash used in investing activities-discontinued operation	-	(5)	(124,259)	(124,259)

Net cash used in investing activities	(3,977,984)		(119,338)	(4,097,322)

Cash flows from financing activities
Net proceeds from stock issuance	7,076,302		-	7,076,302
Fund deposit as restricted cash	-	(4)	(221,152)	(221,152)
Loan from related parties	-	(5)	335,132	335,132
Net cash provided by financing activities:	7,076,302		113,980	7,190,282

Effect of exchange rate changes in cash and cash equivalents	617,256	(5)	(468,673)	148,583

Net increase in cash and cash equivalents	3,522,480		(221,152)	3,301,328

Cash and cash equivalents, beginning of year	2,311,028		-	2,311,028

Cash and cash equivalents, end of year	$5,833,508	(4)	(221,152)	$5,612,356

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

CHINA NEW ENERGY GROUP COMPANY

Date: April 15, 2010	By:	/s/ Yangkan Chong
Yangkan Chong
Chief Executive Officer,

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Yangkan Chong	Chief Executive Officer and Director
Yangkan Chong	(Principal Executive Officer)

/s/ Eric TAK Shing YU	Chief Financial Officer (Principal Financial and Accounting
Eric TAK Shing YU	Officer)

/s/ Chunming Guo	Director
Chunming Guo

/s/ Mary Fellows	Director
Mary Fellows

/s/ John D. Kuhns	Director
John D. Kuhns

/s/ James Tie Li	Director
James Tie Li

/s/ Shadron Lee Stastney	Director
Shadron Lee Stastney

EXHIBIT INDEX

Exhibit Number	Description
21.1	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications