Form 10-K
period 2009-12-31
China New Energy Group CO
filed 2010-04-15
CIK 1262159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of April 9, 2010, there were 105,395,032 shares of the Registrant’s common stock outstanding.

Annual Report on FORM 10-K

Fiscal Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report under “Item 1—Business,”  “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 10—Directors and Officers of the Registrant” and “Item 11—Executive Compensation” including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements concerning our operations;  financial condition; management forecasts;  liquidity; anticipated growth;  the economy; future economic performance;  future acquisitions and dispositions;  potential and contingent liabilities; management’s plans; taxes; and the development and utilization of our intellectual property.  Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

In this report, unless indicated otherwise, references to:

•
“China New Energy,” “the company,” “we,” “us,” or “our,” are references to the combined business of China New Energy Group Company and its wholly-owned subsidiaries, Willsky, Wuyuan,Tianjin Investment, SingOcean, Chensheng  and Yingkou Zhongneng, Zhanhua Jiutai, Binhai Zhongneng, but do not include the stockholders of China New Energy;

•	“Willsky” are references to Willsky Development, Ltd.

•	“Wuyuan” are references to Wuyuan County Zhongran Gas Limited.

•	“Tianjin Investment” are references to China New Energy(Tianjin) Investment & Consulting Co.,Ltd.

•	“SingOcean” are references to Tianjin SingOcean Public Utility Development Co., Ltd.

•	“Chensheng” are references to Qinhuangdao Chensheng Gas Co. Ltd.

•	“Yingkou Zhongneng” are reference to Yingkou Zhongneng Gas Development Company Limited.

•	“Zhanhua Jiutai” are reference to Zhanhua Jiutai Gas Co. Limited.

•	“Binhai Zhongneng” are reference to Tianjin Binhai Zhongneng Gas Company Limited.

•	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;

•	“BVI” are references to the British Virgin Islands;

•	“RMB” refer to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

•	“SEC” means the Securities and Exchange Commission; and

•	“Securities Act” mean the Securities Act of 1933, as amended, and “Exchange Act” mean the Securities Exchange Act of 1934, as amended.

PART I

Item 1.	DESCRIPTION OF BUSINESS

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

Private Placement

On August 20, 2008, we completed a private placement in which we sold to China Hand Fund I, LLC, or China Hand, and its designees for a purchase price of $9,000,000, 1,857,373 shares of our Series A Preferred Stock and warrants to purchase 13,001,608 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance.  After the deduction of offering expenses in the amount of approximately $1.92 million, we had  approximately $7.08 million in net proceeds.

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

On April 30, 2009, the Company entered into a Securities Purchase Agreement with China Hand, and on May 1, 2009, we issued to China Hand 1,116,388 shares of the Company’s Series B Convertible Preferred Stock and 7,814,719 warrants to purchase Common Stock, for aggregate gross proceeds of $5,400,000.

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

Additionally, the Company agreed to make good provisions that will require the Company to issue to China Hand up to 334,916 additional shares (the “Make Good Shares”) of its Series B Preferred Stock if it did not achieve an audited after-tax net income of $5.0 million for the year ending December 31, 2009 (the “2009 Income Target”); if the Company is successful in achieving the 2009 Income Target, China Hand will transfer 22,327 shares of its Series B Preferred Stock to certain members of the Company’s management, which shares have been deposited into an escrow account.  (As the 2009 Income Target was achieved, the 22,327 shares of Series B Preferred Stock will be distributed to management at a later date.)  The Company also agreed to issue to China Hand 27,910 shares of Series B Preferred Stock if the Company’s Common Stock is not listed for trading on a national securities exchange on or before January 31, 2010 (the “Listing Shares”).  (The Company’s common stock has not been listed on a national securities exchange; however, the 27,910 shares of Series B Preferred Stock have not yet been issued to China Hand.)

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

Proposed Acquisition

On March 8, 2010, we entered into a Conditional Equity Transfer Agreement with Mr. Tang Zhixiang  (“ Mr. Tang”) to acquire from Mr. Tang a 70% equity interest in Beijing Century Dadi Gas Engineering Co., Ltd., a PRC company  (“Century Dadi”), and a 70% equity interest in its affiliated companies including Beijing Dadi Gas Engineering Co. Ltd. (“Dadi Gas”).  The total purchase price has not yet been determined but will be based on a multiple of the net profits of Century Dadi and it consolidated subsidiaries for the fiscal year ended December 31, 2009 as determined in accordance with United States generally accepted accounting principles capped at 392,150,000 RMB (approximately $57.5 million).  The purchase price will payable in three installments.

Disposal of Assets

On December 22, 2009, SingOcean entered into an Asset Purchase Agreement with Harbin Hengsheng Real Estate Development Co., Ltd. pursuant to which SingOcean agreed to sell to the purchaser certain assets including certain land use rights, construction in progress, licenses and operating equipment relating to a gas pipeline located at Acheng District, Harbin City for a cash  purchase price of RMB 40,000,000 (approximately $6 million). The purchase price is payable in three installments.

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

China New Energy owns 100% of the equity of Tianjin Investment and Wuyuan.

These subsidiaries are principally responsible for the construction and operation of the natural gas distribution networks in the cities of Dashiqiao, Nandaihe, Zhanhua, Wuyuan, and Tianjin Binhai New Area.

The following chart reflects our organizational structure as of the date of this report.

Our Industry

China’s Natural Gas Market

Traditionally, the PRC has relied heavily on coal and crude oil as its primary energy sources.  According to the China Statistical Yearbook, in 2005, coal, crude oil, hydro-electricity and natural gas accounted for 68.9%, 21.0%, 7.2% and 2.9%, respectively of the PRC’s total energy consumption. In 2006, the ratios were 69.4%, 20.4%, 7.2% and 3.0%, respectively and in 2007, the ratios were 69.5%, 19.7%, 7.3% and 3.5%, respectively. Natural gas has been primarily used as a raw material for chemical fertilizers and to operate oil and gas fields.  Accordingly, most natural gas is consumed for production of fertilizer, while the non-production sector accounts for a low percentage of final consumption.  In 2005, non-production consumption of natural gas was around 7.9 billion cubic meters, which was just over 15% of total natural gas consumption that reached to 47.9 billion cubic meters (Source: National Bureau of Statistics of China).

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

Historically, connection fees and fees for natural gas usage have constituted, in the aggregate, 100% of our revenues. We recorded connection fees in the amounts of $11,093,444 and $4,919,392 for the fiscal years ended December 31, 2009 and 2008, respectively, constituting 94% and 90% of total revenues for those years.  Sales of natural gas were $680,451 and $571,835 for the fiscal years ended December 31, 2009 and 2008, respectively, constituting 6% and 10% of the total revenues for those years.

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

At present, we supply gas to an aggregate of approximately 64,000 end users in Dashiqiao, Nandaihe and Zhanhua.  Following is a list of the entities with whom we have entered into master supply agreements and the percentage of connection fees charged to each in fiscal years 2009 and 2008:

	Percentage of Connections Fees for the year ended December 31,
Customers	2009	2008
Yingkou Zhongneng (Dashiqiao gas office)	45%	76%
Nandaihe	24%	24%
Zhanhua	12%
Binhai	19%
Total	100%	100%

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

Item 1A.	RISK FACTORS

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

Vicis Capital Master Fund is the owner of all of our outstanding series B preferred stock.  Currently, the holder of our series B preferred stock votes together as a single class with the holders of our common stock and the holders of our series A preferred stock, with the holders of the series B preferred stock being entitled to seventy percent (70%) of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of series A preferred stock and common stock being entitled to their proportionate share of the remaining 30% of the total votes.  As a result, Vicis can control our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions.  This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated.   In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

We also have natural gas pipelines in three cities, with a total length of approximately 117km. We also acquired 40 year land use rights relating to 10,000 square meters of land in Dashiqiao and 50 year land use rights relating to 4,911 square meters of land in Nandaihe.

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

There were no matters that were submitted during the fourth quarter of 2009 to a vote of security holders.

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

	Closing Bid Prices
	High	Low
Year Ended December 31, 2009
1st Quarter	$1.00	0.15
2nd Quarter	$0.50	0.35
3rd Quarter	$0.35	0.10
4th Quarter	$0.35	0.10

Year Ended December 31, 2008
1st Quarter	$1.25	$0.25
2nd Quarter	$1.45	$0.26
3rd Quarter	$0.29	$0.25
4th Quarter	$0.50	$0.12

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

Item 6.	SELECTED FINANCIAL DATA.

Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Current Organizational Structure

China New Energy Group Company was incorporated on March 28, 2008 in the state of Delaware USA, under the name of Travel Hunt Holdings, Inc.  On May 27, 2008, Travel Hunt changed its name to China New Energy Group Company in connection with a share exchange transaction as described below.

Willsky was incorporated on May 31, 2005 in the British Virgin Islands. On March 28, 2008, Travel Hunt Holdings, Inc. completed a reverse acquisition transaction with Willsky whereby Travel Hunt Holdings, Inc. issued to the shareholder of Willsky 94,908,650 shares of its common stock in exchange for all of the issued and outstanding capital stock of Willsky. Simultaneous with the consummation of the share exchange, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of Travel Hunt Holdings, Inc. common stock as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of Travel Hunt Holdings, Inc. outstanding capital stock. Willsky thereby became Travel Hunt Holdings, Inc.’s wholly-owned subsidiary and the former shareholders of Willsky became Travel Hunt Holdings, Inc. controlling stockholders.

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

After the reverse acquisition, the total common stock issued and outstanding of the Company as of December 31, 2008 was 100,000,041 shares.

This transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Willsky is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to March 28, 2008 are those of Willsky, except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

In 2005, Willsky acquired 99% of the equity of SingOcean which was formed in the PRC as an equity joint venture to be operated for a period of 50 years until January 18, 2054 with registered capital of $4.5 million (RMB31,897,000).

On September 16, 2008, we, through our 99%-owned subsidiary SingOcean, entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng, in exchange for our 99% ownership in Hunchun SingOcean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

On December 10, 2008, the Company entered into an Agreement for Equity Transfer with the holders of the remaining 51% outstanding equity in Chensheng.  Pursuant to the Agreement for Equity Transfer, the Company agreed to purchase the remaining 51% of the outstanding equity of Chensheng from 17 individuals for an aggregate purchase price of RMB 12.56 million (approximately $1.84 million).  The transaction was consummated on December 30, 2008, following which the Company now owns 51% of the equity of Chensheng, and Tianjin Sing Ocean now owns 49% of the equity of Chensheng.

On January 12, 2009, Tianjin Investment was established in the PRC and engaged in the business of investment holding.

On January 23, 2009, Yingkou Zhongneng was established in the PRC and engaged in the business of natural gas distribution network in the city of Dashiqiao.

On June 26, 2009, Binhai Zhongneng was established. Through our 99.5%-owned subsidiary, Chensheng contributed $1,462,501 (RMB10,000,000) in cash representing 60.6% of the shareholding of Binhai Zhongneng and, through our wholly-owned subsidiary, SingOcean contributed $950,626 (RMB6,500,000) in assets representing 39.4% of the shareholding of Binhai Zhongneng. As a result, the group holds 100% of Binhai Zhongneng.

On December 12, 2009, Chensheng, our indirect wholly-owned subsidiary, entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interest of Zhanhua Jiutai  from the 5 shareholders of Zhanhua Jiutai.. Under this Agreement, Chensheng agreed to purchase 100% of the outstanding equity interest of Zhanhua Jiutai from the Zhanhua Jiutai Shareholders for a total purchase price of $2,413,259 (RMB 16,500,000).

On December 16, 2009, the Company entered into an Equity Interest Purchase Agreement, to acquire all of the outstanding equity interest of Wuyuan, from Flying Dragon Investment Management Limited. Under this Agreement, the Company agreed to purchase 100% of the outstanding equity interest of Wuyuan for a total purchase price of $877,552 (RMB 6,000,000) which purchase price is based on an appraised value of Wuyuan as of September 30, 2009.

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

During the years ended December 31, 2009 and 2008, all the contracts for connection services were started and completed in the same year.

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

Reportable Operating Segments

For the year ended December 31, 2009, we had sales revenue of $11.77 million (MM) of which $11.09 MM or 94.22% was from connection services while $0.68 MM or 5.78% was from gas sales.

Our revenue for the year ended December 31, 2009, was mainly contributed by the connection services segment as we concentrate our efforts to provide our services to property developers.  Thus, the gas consumption will begin when the properties are sold in the market.  Currently, the volume of gas sales to connected households is not high.  This phenomenon does affect our revenue structure.

Year Ended Financial Performance Highlights

The following are some financial highlights for the year ended December 31, 2009:

Revenues: Our revenues were $11.77 MM for the year ended 31, 2009, an increase of 114% from the same period of 2008.

Gross Margin:  Gross margin was 73% for the year ended December 31, 2009 compared to gross margin of 66% for the year ended December 31, 2008, representing a percentage increase of 7%.

Total Operating Expenses:  Operating expenses (including selling, general and administrative expenses) were $3.70 MM for the year ended December 31, 2009, an increase of 82% from the same period of 2008.

Net Income/(Loss):  Net income was $8.16 MM for the year ended December 31, 2009. It was mainly due to: (1) an increase of revenue by $6.28 MM; (2) a change in fair value of warrant liabilities which resulted in other income of $3.61 MM; and (3) a gain on disposal of subsidiary of $0.91 MM which was offset by the increase in operating expenses of $1.67MM.

Fully diluted net income per share: Fully diluted net income per share was $0.05 for the year ended December 31, 2009, as compared to a net loss per share of ($0.09) for the same period of 2008.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the year ended December 31, 2009 and 2008 as the Company did not have reportable taxable income for the period.

Willsky, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the year ended December 31, 2009 and 2008 as Willsky did not have reportable taxable income for the period.

SingOcean is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%. For the year ended December 31, 2009 and 2008, the amount of income tax was $0.17MM and $0.63MM, respectively.

Yingkou Zhongneng was funded as an independent legal entity in January 2009 from a division of SingOcean which is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%. For the year ended December 31, 2009, the amount of income tax was $0.91 MM.

Chensheng is subject to the tax laws of the PRC being taxed on 0.8% of annual sales. Starting from January 1, 2009, the tax rate was changed to 1% on sales.  On July 1, 2009, the tax rate was changed to 25% on net income. For the year ended December 31, 2009 and 2008, the amount of income tax was $0.32MM and $0.01, respectively.

Binhai Zhongneng is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%. For the year ended December 31, 2009, the amount of income tax was $0.50MM.

Zhanhua is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%. For the year ended December 31, 2009, the amount of income tax was $0.24MM.

Wuyuan is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%. For the year ended December 31, 2009, Wuyuan did not have revenue.

Results of Operations

Comparison of Year Ended December 31, 2009 and 2008

The following table summarizes the results of our operations during the year ended December 31, 2009 and 2008:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31, 2009	Year Ended December 31 2008	Percentage Change Increase (Decrease)
Revenues	$11,773	5,491	114%

Cost of Sales	3,124	1,885	66%

Gross Profit	8,649	3,606	140%

Total Operating Expenses	3,702	2,031	82%

Operating Income	4,948	1,575	214%

Other Income and (Expenses)
Change In Fair Value of Warrant Liability	3,608	(2,554)	241%
Gain On Acquisition On Wuyuan	313	-	100%
Interest Income (Expense)	59	(22)	368%
Other Income (Expense)	13	5	160%

Income (loss) from Continuing Operations Before Income Taxes	8,941	(996)	998%

Income Taxes	2,143	639	235%

Income From Discontinued Operations	1,427	289	394%
Non controlling interest	(66)	(24)	175%
Net Income (Loss)	$8,159	(1,370)	696%

Revenues.   Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $6.28 MM, or 114%, to $11.77 MM for year ended December 31, 2009 from $5.49 MM for the same period in 2008. This increase was mainly attributable to an increase in number of connection households and industrial users. Connection households increased by 13,200 to 26,600 for the year 2009 and from 13,400 for the same period in 2008 and an increase of two industrial users.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $1.24 MM, or 66%, to $3.12 MM for the year ended December 31, 2009 from $1.89 MM during the same period in 2008. Such increase was mainly attributable to a corresponding increase in the number of households and industrial users connected to our distribution network.

Gross Profit. Our gross profit increased by $5.04 MM, or 140%, to $8.65 MM for the year ended December 31, 2009 from $3.61 MM during the same period in 2008.  Gross profit as a percentage of revenues or gross profit margin, was 73% for the year ended December 31, 2009.  The gross profit margin during the same period in 2008 was 66%. Such increase in gross profit margin was mainly due to high margin involved in the connection services provided to the industrial users.

Total Operating Expenses. The total operating expenses consist of two components, the first one is selling expenses and the other is general and administrative expenses. For the year ended December 31, 2009, the total operating expenses were $3.70 MM while the amount was $2.03 MM for the same period of 2008, or increased by 82%.  This increase was mainly due to the fact that we are preparing to expand our company and registration rights penalties.    Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Operating Income. Our operating income increased by $3.37 MM, or 214%, to $4.95 MM for the year ended December 31, 2009 from $1.58 MM during the same period in 2008.  Such increase in operating income is due to an increase of revenues generated during the year.

Other Income (Expenses).

Change In Fair Value of Warrant Liability: For the year ended December 31, 2009, the change in fair value of warrant liability was recorded as other income of $3.61 MM while the one incurred in the same period for 2008 was recorded as other expenses of $2.55 MM.

On August 20, 2008, the fair value of the 13,001,608 warrants issued with the Series A Convertible Preferred Stock to China Hand was $1.97 MM and the fair value of 6,500,804 warrants issued to Kuhns Brothers was $0.98 MM. The fair value was computed using the Cox-Ross-Rubinstein (“CRR”) Binomial Model under the following assumptions: (1) expected life of 5 years, (2) volatility of 90%, (3) risk free interest rate of 3% and dividend rate of 0%.

On May 1, 2009, the fair value of the 7,814,719 warrants issued with the Series B Convertible Preferred Stock to China Hand was $3.25 MM and the fair value of 3,907,358 warrants issued to Kuhns Brothers was $1.62 MM. The fair value was computed using the Cox-Ross-Rubinstein (“CRR”) Binomial Model under the following assumptions: (1) expected life of 5 years, (2) volatility of 90%, (3) risk free interest rate of 2.03% and dividend rate of 0%.

As at December 31, 2009 and 2008, the fair value of the warrants was $6.77 MM and $5.51 MM, respectively.  Therefore, the Company recognized a $3.61 MM gain from the change in fair value for the year ended December 31, 2009 and a $2.55 MM loss from the change in fair value for the year ended December 31, 2008.

Gain On Acquisition on Wuyuan: For the year ended December 31, 2009, a gain of $0.3 MM was recorded which related to the acquisition of Wuyuan acquired on December 16, 2009.

Income From Continuing Operations, Before Income Tax. Our income from continuing operations, before income tax increased by $9.94 MM, or 998%, to $8.94 MM for the year ended December 31, 2009 from a loss of $0.99 MM during the same period in 2008.  Such variance was mainly due to: (1) an increase in revenue; (2) a gain of the change in fair value of warrant liability recognized in Year 2009 while a loss was recorded in the same period of Year 2008.

Income (Loss) From Discontinued Operations.

On December 22, 2009, our wholly-owned subsidiary, SingOcean,  completed the sale of its Acheng Division (“Acheng division of SingOcean”) to Harbin Hengsheng Real Estate Development Co., Ltd. .

Pursuant to the Agreement, Seller agreed to sell to purchaser certain assets including certain land use rights, construction in progress, licenses and operating equipment relating to a gas pipeline located at Acheng District, Harbin City for a cash purchase price of approximately $6 MM (RMB 40 MM).

In accordance with “Accounting for the Impairment of Long-Lived Assets”, operation relating to Acheng Division of SingOcean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2009 and 2008.

SingOcean received $5.85 MM in net proceeds and recorded a net gain on sale of the business of $0.91 MM. This amount is included in Earnings from discontinued operations, net of tax, in the Company's consolidated statements of operations.

As of December 31, 2009, the outstanding receivable from the disposal was $5.12 MM.

Disposal of Acheng in 2009 and Hunchun in 2008

The following table displays summarized activity in the Company's consolidated statements of operations for discontinued operations of Acheng Division of SingOcean during the year ended December 31, 2009 and Acheng Division of SingOcean and Hunchun during the year ended December 31, 2008.

	2009 (MM)	2008 (MM)
Revenue	$0.73	$2.47
Operating income	$0.52	$1.85
Income before income taxes	$0.53	$1.85
Income tax expense	$0.01	$0.47
Income from discontinued operations, net of tax	$0.52	$1.39

Net Income. Net income increased by $9.53 MM, or 696%, to net income of $8.16 MM for the year ended December 31, 2009, from a net loss of $1.37 MM for the same period of 2008, which is mainly due to: (1) an increase in revenue of $6.28MM; (2) a change in fair value of the warrants by $6.16 MM; and (3) a gain on discontinued operations and the net change was $1.43 MM; and which (4) is offset by the increase of operating expenses of $1.67MM and income taxes of $1.50 MM.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of approximately $2.67 MM.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$845	$(1,342)
Net cash used in investing activities	(8,590)	(2,695)
Net cash provided by financing activities	4,812	7,190
Effect of exchange rate changes in cash	(5)	148
Net increase (decrease) in cash and cash equivalents	$(2,939)	$3,301

Operating Activities

Net cash provided by operating activities was $0.84 MM for the year ended December 31, 2009, compared to net cash used in operating activities of $1.34 MM during the same period of 2008. This increase in funds provided by our operating activities was primarily due to an increase of operating income.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the year ended December 31, 2009 was $8.59 MM, which was an increase of $5.89 MM from $2.70 MM for the same period of 2008.  This increase was due to payment made for the acquisition of Chengsheng, Wuyuan and Zhanhua which was $1.84 MM, $0.24MM and $1.40 MM, respectively. Furthermore, the amount invested in construction of gas pipelines and equipment was about $5.14 MM for the year ended December 31, 2009.

Financing Activities

Our debt to equity ratio was  39.4% as of December 31, 2009.  Net cash provided by financing activities for the year ended December 31, 2009 was $4.81 MM. The financing was mainly attributable to the fund financing during the year of 2009.

On August 20, 2008, the Company consummated a private placement transaction in which it issued and sold to China Hand, 1,857,373 shares of the Company's Series A Preferred Stock and warrants to purchase 13,001,608 shares of the Company's common stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of 5 years following the date of issuance, for a purchase price of $9 MM in gross proceeds.  The proceeds left the Company with $7.08 MM in net proceeds after the deduction of offering costs in the amount of $1.92 MM, which included a cash fee equal to $0.9 MM, representing 10% of the gross proceeds received from the Private Placement to Kuhns Brothers and other offering costs of $1.02 MM. Currently, none of the warrants have been exercised.

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

On April 30, 2009, the Company signed a wavier agreement with China Hand Fund I L.P. (“China Hand”). China Hand agreed to waive the following (for the avoidance of doubt, the execution and delivery by the Company of Series B Preferred Stock Securities Purchase Agreement and the issuance of the Series B Preferred Stock by the Company to China Hand contemplated thereby shall be a condition precedent to the Waiver): certain rights as set forth in the waiver its rights to the all of the 557,212 Make Good Escrow Shares currently held in escrow under the terms of the August Securities Purchase Agreement and the August Securities Escrow Agreement arising from the Company’s failure to meet the 2008 Target Numbers (as defined in the August Securities Purchase Agreement); and shall receive 241,545 shares of Series A Preferred Stock (which number is based on an assumed After Tax Net Income (as defined in the August Securities Purchase Agreement) for the fiscal year ended December 31, 2008 of $3,368,000); its rights under Section 6.18(ii) of the August Securities Purchase Agreement to receive additional shares of Series A Preferred Stock if the Company’s audited consolidated After-Tax Net Income for the fiscal year ended December 31, 2009 is less than $6,000,000 and the Company’s Earnings Per Share on a Full-Diluted Basis (both as defined in the August Securities Purchase Agreement) is less than $0.0294; provided, however, that in lieu thereof China Hand shall be entitled to receive such additional shares if the Company’s audited consolidated After-Tax Net Income for the fiscal year ended December 31, 2009 is less than $5,000,000.

The 241,545 additional preferred shares issued in 2009 to China Hand, as a result of the 2008 earnings target not being met, were part of the original August 20, 2008 agreement.  Under that agreement, China Hand was entitled to receive an additional 557,212 preferred shares if the earnings target was not met.  Eventually, on May 1, 2009, the Company issued 241,545 shares of Series A Preferred Stock to China Hand.

Together with the above mentioned waiver agreement signed on April 30, 2009, the Company entered into a Series B Convertible Preferred Stock Securities Purchase Agreement (the “SPA”) with China Hand on the same date.

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

In connection with the Private Placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate”). Pursuant to the Series B Certificate, there are 2,000,000 shares of Series B Preferred Stock authorized.

On May 1, 2009, the fair value of the 7,814,719 warrants issued with the Series B Convertible Preferred Stock to China Hand was $3,246,693 and the fair value of 3,907,358 warrants issued to Kuhns Brothers was $1,623,346. The fair value was computed using the Cox-Ross-Rubinstein (“CRR”) Binomial Model under the following assumptions: (1) expected life of 5 years, (2) volatility of 90%, (3) risk free interest rate of 2.03% and dividend rate of 0%.

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For the year ended December 31, 2009, the company spent about $5.14 MM in capital expenditures which was mainly for the construction of gas pipelines and gas station . The company settled the payments according to the terms of the contract and fulfilled of its contractual obligations.  Other than the operating leases stated in Note 21 to Audited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 21, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.13 MM .

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

Off Balance Sheet Arrangements

On December 16, 2009, the Company entered into an Equity Interest Purchase Agreement (the “Agreement”), to acquire all of the outstanding equity interest of Fuzhou City Lean Zhongran Gas Inc. a PRC company (“Lean Zhongran”), from Flying Dragon Resource Development Limited.  Under the Agreement, the Company has agreed to purchase 100% of the outstanding equity interest of Lean Zhongran for a total purchase price of approximately $702,782 (RMB 4,800,000) which purchase price is based on an appraised value of Lean Zhongran as of September 30, 2009. The purchase price will be adjusted to reflect the appraised value of the assets as of the closing date.

On January 5, 2010, the Company entered into an Equity Interest Purchase Agreement (the “Agreement”), to acquire all of the outstanding equity interest of Stockholder Flying Dragon Gas Inc. a PRC company (“Fushou  Zhongran”), from Flying Dragon Resource Development Limited and Flying Dragon Investment Management Limited (the “Transferors”).  Under the Agreement, Willsky has agreed to purchase 100% of the outstanding equity interest of Fuzhou Zhongran for a total purchase price of approximately $3,800,000 (RMB 26,000,000) which purchase price is based on an appraised value of Fuzhou Zhongran as of September 30, 2009. The purchase price will be adjusted to reflect the appraised value of the assets as of the closing date. The closing of the transaction is subject to board approval.

On March 8, 2010, the Company entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Tang Zhixiang (“Mr. Tang”) to acquire from Mr. Tang a 70% equity interest in Beijing Century Dadi Gas Engineering Co., Ltd., a PRC company (“Century Dadi”), and a 70 % equity interest in its affiliated companies including Beijing Dadi Gas Engineering Co. Ltd. (“Dadi Gas”).

Century Dadi, Dadi Gas and their respective affiliated companies are primarily engaged in the business of the supply of natural gas and construction and development of a gas pipeline network in urban areas. The total purchase price has not yet been determined but will be based on a multiple of the net profits of Century Dadi and its consolidated subsidiaries for the fiscal year ended December 31, 2009 as determined in accordance with United States generally accepted accounting principles consistently applied capped at approximately $57,500,000 (RMB392,150,000). The purchase price is payable in three installments. Each payment is subject to satisfaction of certain preconditions as described below.

On March 17, 2010, Tianjin Sing Ocean Public Utility Development Co. Ltd., our PRC wholly-owned subsidiary, entered into an Equity Transfer Agreement, with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”).

Pursuant to the Agreement, Seller agreed to sell to the Purchaser all of the equity interest of Yingkou Zhongneng Gas Development Co., Ltd for a cash purchase price of approximately $3,200,000 (RMB 21,900,000).  The registration of the transfer of the equity is required to be completed within 60 days of the date of the Agreement.

The Agreement also contains representations and warranties by each party customary for transactions of this nature the breach of which gives the non breaching party the right to sue for damages. In the event that the Agreement is wrongfully terminated by either party the terminating party shall pay the non-terminating party a penalty equal to 2% of the purchase price.

The Company evaluated subsequent events through the time of filing this annual report on Form 10-K . No other significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

Item 8.	FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	CONTROLS AND PROCEDURES.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management identified a number of “significant deficiencies” in the process of preparing our financial statements for the fiscal year ended December 31, 2008 related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit functions. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2008.  In 2009, we took certain remedial measures to improve these deficiencies.  Despite these steps, we have concluded that our internal controls were not effective as of December 31, 2009 and for the fiscal year then ended.

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

(c) Changes in internal control over financial reporting

As described above, during the fiscal year ended December 31, 2009, we took certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Yangkan Chong was appointed as our President and Chief Executive Officer effective May 18, 2009.  Mr. Chong has served as a director of the Company since April 27, 2008, and has served as the Vice Chairman of our subsidiary, Tianjin SingOcean Public Utility Development Co., Ltd., since October 2006.  From March 2008 to May 2009, Mr. Chong served as the Deputy Chief Executive Officer of China EnerSave Limited, a renewable energy provider that is listed on the Singapore Stock Exchange, and Mr. Chong started his career with the company as a Senior General Manager in March 2007.  Mr. Chong has more than 20 years of experience in the energy industry, and has held senior level positions with energy-related companies including  China Light & Power (CLP) Hong Kong, Enron International, Edison Mission Energy, Singapore Power and Exxon Oil and other Singapore Government-linked companies.  Mr. Chong holds a Master of Science (Mechanical Engineering) from the National University of Singapore and a Bachelor of Engineering (Mechanical & Production) from the University of Singapore.

Chunming Guo became a director on April 27, 2008.  Since founding SingOcean on January 19, 2004, Mr. Guo has served as its Chairman, President and Chief Executive Officer.  Prior to this, Mr. Guo served as the Development manager of Tianjin Gas from February 1997 to January 2004.

John D. Kuhns became a director on October 28, 2008.  Mr. Kuhns has over 30 years of experience in the hydroelectric, power technology and alternative energy industries. In 1981, Mr. Kuhns founded Catalyst Energy, one of the first publicly traded independent power producers in the United States; Mr. Kuhns served as the president and chief executive officer of Catalyst until 1988. Mr. Kuhns served as the chairman and chief executive officer of New World Power Corporation from 1992 to 1996, during which time he worked on the development and financing of hydroelectric projects in China, Argentina, Costa Rica and Mexico, and formed a joint venture with Wuhan Steam Turbine, a state-owned enterprise owned by the City of Wuhan in China to develop hydroelectric projects in Asia. Mr. Kuhns is currently the president, chief executive officer, director and controlling shareholder of Kuhns Brothers, Inc., an investment banking firm founded by Mr. Kuhns in 1986 that specializes in providing financing for power technology ventures and infrastructure companies operating in China. Mr. Kuhns is also a principal of China Hand Fund I, LLC, a hedge fund that focuses on investing in China.  Mr. Kuhns obtained Bachelor of Arts degrees in Sociology and Fine Arts from Georgetown University, a Master of Fine Arts degree from the University of Chicago, and a Master's of Business Administration degree from the Harvard Business School.

James Tie Li became a director on October 28, 2008.  Mr. Li has extensive investment banking and entrepreneur experience in the U.S. and China. Mr. Li was the founder of, and senior executive with, a number of start-up companies in China including China Hydroelectric Corporation. Mr. Li has been a consultant to Kuhns Brothers, Inc., advising on corporate finance, valuation and acquisition matters related to the firm's China-related equity financing transactions since 2006. In 2002, Mr. Li founded Columbia China Capital Group, a U.S. based boutique investment firm advising Asian firms in mergers and acquisitions, public listing and growth strategy.  Mr. Li obtained a Bachelor of Science degree in accounting from City University of New York and a Master of Business Administration degree from the Columbia University Graduate School of Business. Mr. Li is a Chartered Financial Analyst and a Certified Public Accountant licensed in the State of New Jersey..

Eric TAK Shing YU became our Chief Financial Officer and Treasurer on September 28, 2009. Prior to joining the Company, Mr. served as CFO with Benda Pharmaceutical, Inc. from February 2007.  From March  2006 to February 2007, Mr. Yu served as the Financial Controller for Beijing Teletron Telecom Engineering Co. Ltd.  From March  2005 to March  2006, Mr. Yu served as the Financial Controller for Payease Inc.  From May 2000 to February 2005, Mr. Yu also served as the Financial Controller of the project companies of AsiaVest Investment Advisory Limited. Mr. Yu received a Bachelor of Commerce degree in 1993, with a major in Accountancy and Legal Studies, from University of Wollongong, Australia.

Dunhong Shi became our Chief Operating Officer on June 5, 2009, Mr. Shi has experience in operations and management in energy-related companies. He has also held senior level positions in large and middle state-owned corporations, including Tianjin Soda Plant, Cogeneration Plant of Nanshan Group. Prior to joining the Company, and for over five years, Mr. Shi served as the Chief Operating Officer and Executive Director of Wahsang Gas (China) Investment Co., Ltd (a Hong Kong listed company), and as General Manager of Wahsang Energy Company.

Mary Fellows has been the executive vice president and corporate secretary of China Hydroelectic Corporation since 2006.  Ms. Fellows has been a partner and executive vice president of Kuhns Brothers, Inc., an investment boutique, since 1997.  She is a co-chairman of the Distributed Power Company, a company with investments in solar information publications. From 2003 to 2006, she was a director of GenSelf Corporation.  From 1997 to 2002, she was a corporate secretary of the Solar Electric Light Company. From 1996 to 1999, she was a director of Corporate Administration and corporate secretary of the New World Power Corporation. Ms. Fellows is also a member of the board of directors of China Natural Energy Corporation, China Silicon Corporation, China Electrode Corporation, China Board Mill Corporation, Paragon Semitech USA and Lime Rock, LLC.  Ms. Fellows received her bachelor's degree in Science (Alpha Chi) from Teikyo Post University.

Shadron Lee Stastney has been a partner at Vicis Capital, LLC, since June 2004, which is an investment management firm and the managing partner of one of our principal shareholders, Vicis Capital Master Fund.  From July 2001 to May 2004, Mr. Stastney was a managing director of Victus Capital, LP, an investment management firm.  Mr. Stastney received his bachelor's degree in Arts from the University of North Dakota and a Juris Doctor degree from the Yale Law School.

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

Board Composition and Meetings of the Board of Directors

After the effectiveness of the removal of Mr. Shang, the Board of Directors will be composed of the following six members: Yangkan Chong, Chunming Guo, John D. Kuhns, James Tie Li, Mary Fellows and Shadron Lee Stastney. Following the effectiveness of Mr. Shang’s removal, the remaining directors intend to fill the vacancy created thereby by appointing You-Su Lin as a director.  All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Policy Regarding Board Attendance

Our directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting.  Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

During 2009, our Board met 8 times and acted by unanimous written consent 7 times.  None of our directors attended fewer than seventy-five percent of the meetings of the Board of Directors and the meetings of the committees on which he serves.

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

The Compensation Committee intends to adopt a formal charter but has not yet done so.

The Compensation Committee’s responsibilities include:

•	considering and adopting the compensation philosophy for the Company’s personnel;

•	monitoring and evaluating the compensation and benefits structure of the Company;

•	reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer and other executive officers’ compensation;

•
evaluating the Chief Executive Officer’s and other executive officers’ performance in light of corporate goals and objectives and determining and approving the Chief Executive Officer’s and other executive officers’ compensation based on such evaluation;

•	reviewing and approving all compensation for all the non-employee directors and other employees of the Company and its subsidiaries with a base salary greater than or equal to $100,000;

•	reviewing the terms of the Company’s incentive compensation plans, equity-based plans, retirement plans, deferred compensation plans and welfare benefit plans;

•	reviewing and approving executive officer and director indemnification and insurance matters;

•
reviewing and discussing the Compensation Discussion and Analysis section proposed for inclusion in the Company’s Annual Report on Form 10-K and annual proxy statement with management and recommending to the Board whether such section should be so included;

•	preparing and approving the Committee’s report to be included as part of the Company’s annual proxy statement;

•	evaluating its own performance on an annual basis and reporting on such performance to the Board;

•	reviewing and reassessing the Compensation Committee Charter and submitting any recommended changes to the Board for its consideration; and

•	having such other powers and functions as may be assigned to it by the Board from time to time.

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended December 31, 2009, except as provided below, we have determined that our directors, officers, and greater than 10% beneficial owners, complied with all applicable Section 16 filing requirements. The following directors were late in filing Forms 3:  Shadron Stastney, Lames Ti Lie, Mary Fellows and John D. Kuhns.

Item 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yangkan Chong,	2009	88,000	-	-	-	-	-	-	88,000
Chief Executive Officer and Director	2008	-	-	-	-	-	-	-	-

Eric Tak Shing Yu	2009	27,775	-	-	-	-	-	-	27,775
Officer		-	-	-	-	-	-	-	-

Narrative to Summary Compensation Table

Employment Agreements

 Mr. Chong was appointed as our Chief Executive Officer effective May 18, 2009.  Pursuant to an employment agreement, dated May 11, 2009, by and between the Company and Mr. Chong, Mr. Chong receives an annual salary of $192,000.

On September 28, 2009, Eric Yu Tak Shing was appointed as Chief Financial Officer of the Company. Pursuant to the terms of an employment agreement, dated September 25, 2009, by and between the Company and Mr. Yu, the Company has agreed to pay to Mr. Yu an annual salary of $156,000.

Mr. Shi was appointed as our Chief Operating Officer on May 19, 2009. Pursuant to an employment agreement, by and between the Company and Mr. Shi, Mr. Shi receives an annual salary of $74,000.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009 and 2008.

Director Compensation – 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jia-Ji Shang	-	-	-	-	-	-	-
Chunming Guo	-	-	-	-	-	-	-
Yangkan Chong	6,668	-	-	-	-	-	6,668
John D. Kuhns	20,000	-	-	-	-	-	20,000
James Tie Li	20,000	-	-	-	-	-	20,000
Mary Fellows	10,000						10,000
Shadron Lee Stastney	10,000						10,000

No compensation was paid to Jia-Ji Shang and Chunming Guo, for services as a director during the fiscal year ended December 31, 2009 for service as a member of our Board of Directors.

Compensation Committee Report

The Compensation Committee is currently composed of the three directors named at the end of this report.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Executive Compensation section of this Information Statement. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Executive Compensation section be included in this Information Statement.

Compensation Committee of the Board of Directors

John D. Kuhns Shadron L. Stastney Mary E. Fellows

Compensation Committee Interlocks and Participation

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members. None of our executive officers currently serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the January 1, 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
On March 28, 2008, we consummated the transactions contemplated by a share exchange agreement, or the Share Exchange Agreement, with the owner of all issued and outstanding capital stock of Willsky Development, Eternal International, whose Chairman, Yangkan Chong, is also our Chairman, CEO and President.  Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of Willsky Development in exchange for 94,908,650 shares of our common stock.  As a result of this transaction, Eternal International became the beneficial owner of approximately 94.91% of our outstanding capital stock.  Simultaneous with the consummation of the Share Exchange Agreement, Eternal International distributed 85,417,785 shares of our common stock to its shareholders, including various entities controlled by Yangkan Chong, our Chairman, CEO and President, as a dividend.  Accordingly, following this distribution, Eternal International beneficially owned approximately 9.49% of our outstanding capital stock and Mr. Shang beneficially owned approximately 51.03% of our outstanding capital stock.

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

•
On March 28, 2008, in connection with the Share Exchange Agreement, we entered into a registration rights agreement with Fountainhead and La Pergola, pursuant to which we granted piggyback registration rights to each of Fountainhead and La Pergola to include all shares of our common stock held by each of Fountainhead and La Pergola, including all shares of our common stock issuable to each of Fountainhead and La Pergola upon the exercise, conversion or exchange of other securities held by Fountainhead and La Pergola, as of the date of the execution of the Share Exchange Agreement.

•
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

 Kuhns Brothers is controlled by John D.  Kuhns, one of our directors.

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

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by its independent registered public accounting firms for professional services rendered for the fiscal years ended December 31, 2008 and 2009, respectively:

	2009	2008
Audit fees(1)	$152,400	$100,369
Audit-related fees(2)	59,863	15,000
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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by CVB for our consolidated financial statements as of and for the year ended December 31, 2009.

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

4.11
Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 6, 2009].

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

10.19
Series A Convertible Preferred Stock Securities Purchase Agreement, between the Company and China Hand Fund I, L.P., dated August 8, 2008 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008].

10.20
Closing Escrow Agreement, among the Company, China Hand Fund I, L.P. and Escrow LLC, dated August 8, 2008 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2008].

10.21
Series B Convertible Preferred Stock Securities Purchase Agreement, between the Company and China Hand Fund I, L.P., dated April 30, 2009 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2009].

10.22
Closing Escrow Agreement, among the Company, China Hand Fund I, L.P. and Escrow LLC, dated August 8, 2008 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2008].

10.23
Series B Convertible Preferred Stock Securities Purchase Agreement, between the Company and China Hand Fund I, L.P., dated April 30, 2009 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2009].

10.24
Closing Escrow Agreement, among the Company, China Hand Fund I, L.P. and Escrow LLC, dated April 30, 2009  [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2009]

10.25
Amended And Restated Registration Rights Agreement, among the Company and China Hand Fund I, LLC, dated April 30, 2009 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2009].

10.26
Securities Escrow Agreement, among the Company, China Hand Fund I, L.P. and Escrow LLC, dated April 30, 2009 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 6,2009]

10.27	Waiver, among the Company and China Hand Fund I, LLC, dated April 30, 2009 [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 6, 2009].

10.28	Equity Purchase Agreement, dated December 12, 2009, between Qinhuangdao Chensheng Gas Co., Ltd and the 5 shareholders of Zhanhua Jiutai Gas Co., Ltd *

10.29	Equity Purchase Agreement, dated December 16, 2009, between Willsky Development, Ltd and Flying Dragon Resource Development Limited *

10.30	Equity Purchase Agreement, dated December 16, 2009, between Flying Dragon Investment Management Limited and Willsky Development Ltd.

10.31	Asset Purchase Agreement, dated December 22, 2009, between Tianjin SingOcean Public Utilities Development Co., Ltd and Harbin Hengsheng Real Estate Development Co., Ltd.*

10.32	Equity Purchase Agreement, dated January 5,2010, between Willsky Development, Ltd, Flying Dragon Investment Management Limited and Flying Dragon Investment Management Limited.*

10.33	Equity Transfer Agreement , dated March 8, 2010, between the Company and Mr. Tang Zhixiang. *

10.34	Equity Transfer Agreement , dated March 17, 2010, between Tianjin SingOcean Public Utilities Development Co., Ltd and Hunan Zhongyouzhiyuan Gas Co., Ltd.*

14.1
Travel Hunt Holdings, Inc. Code of Business Conduct and Ethics for Members of Management and the Board of Directors adopted on August 30, 2007 [incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on October 25, 2007].

21.1	Subsidiaries of the Company*

*	Filed herewith

 CHINA NEW ENERGY GROUP COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
CHINA NEW ENERGY GROUP COMPANY

Index to consolidated financial statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3 – F4
Consolidated Statements of Operations and Comprehensive Income	F-5
Consolidated Statements of Cash Flows	F-6 – F7
Consolidated Statement of Changes in Stockholders’ Equity	F-8
Notes to Consolidated Financial Statements	F-9 – F46

[Logo of Child, Van Wagoner & Bradshaw, PLLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China New Energy Group Company
Tianjin, China

We have audited the accompanying consolidated balance sheets of China New Energy Group Company (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China New Energy Group Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 15, 2010

CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,672,884	$5,612,356
Restricted cash	180,352	221,152
Accounts receivable, net of allowance for doubtful accounts of $- and $-	6,137,403	1,501,431
Receivable from sale of subsidiary	5,119,055	-
Inventories, net	419,259	231,336
Prepaid expenses	280,337	128,748
Deemed receivable from former shareholders of subsidiaries acquired for settlement of certain liabilities	1,983,782	-
Net current assets of discontinued operations	-	717,532
Total current assets	16,793,072	8,412,555
Property, plant and equipment, net	17,212,324	9,744,916
Other receivables	2,482,072	2,253,588
Deposits for acquisitions	197,696	-
Intangible assets, net	1,344,008	1,124,605
Deposits paid for acquisition of long term assets	1,972,162	1,424,747
Goodwill	224,488	-
Net non-current assets of discontinued operations	-	3,972,336
TOTAL ASSETS	$40,225,822	$26,932,747

CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$882,773	$105,573
Accruals and other payables	191,737	346,598
Acquisition consideration payable	1,651,888	1,838,946
Tax payable	1,600,683	228,933
Registration rights penalties payable	2,160,000	900,000
Related party payables	97,893	498,703
Dividends payable on preferred stock	509,381	194,000
Derivative financial instruments – warrants	6,768,106	5,506,143
Liabilities to be settled by former shareholders of subsidiaries acquired	1,983,782	-
Net liabilities of discontinued operations	-	1,128,863
TOTAL CURRENT LIABILITIES	15,846,243	10,747,759
Commitments and contingencies (Note 21)
Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock: 2,098,918 and 1,857,373 shares issued and outstanding, liquidation preference of $10,137,774 and $8,971,112, respectively	7,031,818	7,031,818
Series B Convertible Preferred Stock: 1,116,388 and 0 shares issued and outstanding, liquidation preference of $5,399,969 and $0	2,153,307	-
CHINA NEW ENERGY GROUP COMPANY’S STOCKHOLDERS’ EQUITY
Common Stock: 500,000,000 shares authorized, $0.001 par value, 101,788,199 and 100,000,041 shares issued and outstanding, respectively	101,788	100,000
Additional paid in capital	10,152,971	9,396,046
Retained earnings (Accumulated deficit)	1,423,523	(3,809,149)
Statutory surplus reserve fund	1,746,890	1,746,890
Accumulated other comprehensive income	1,600,941	1,616,977
TOTAL CHINA NEW ENERGY GROUP COMPANY’S STOCKHOLDERS’ EQUITY	15,026,113	9,050,764
Non-controlling interest	168,341	102,406
TOTAL STOCKHOLDERS' EQUITY	15,194,454	9,153,170
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$40,225,822	$26,932,747

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended
	December 31,
	2009	2008
Revenues:
Connection services	$11,093,444	$4,919,392
Natural gas	680,451	571,835
	11,773,895	5,491,227
Cost of Revenues:
Connection services	2,468,537	1,386,320
Natural gas	655,686	498,377
	3,124,223	1,884,697
Gross Profit	8,649,672	3,606,530
Operating Expenses:
General and administrative expenses	2,196,225	1,068,810
Selling expenses	245,692	62,668
Registration rights penalties	1,260,000	900,000
Total operating expenses	3,701,917	2,031,478
Operating Income	4,947,755	1,575,052
Other Income (Expenses):
Change in fair value of derivative financial instruments - warrants	3,608,077	(2,553,870)
Gain on acquisition of Wuyuan	313,056	-
Interest income	69,560	11,777
Interest expense	(10,719)	(33,718)
Other income	13,022	4,972
Total other income (expenses)	3,992,996	(2,570,839)
Income (Loss) From Continuing Operations, Before Income Tax	8,940,751	(995,787)
Income Tax	2,142,816	639,088
Income (Loss) From Continuing Operations, net of Income Tax	6,797,935	(1,634,875)
Discontinued Operations:
Income from discontinued operations, net of Income Tax	515,748	1,387,100
Gain (loss) on disposal of subsidiary	911,065	(1,098,253)
Income (loss) from Discontinued Operations, net of Income Tax	1,426,813	288,847
Net Income (Loss)	8,224,748	(1,346,028)
Net Income Attributable to Non-controlling Interest	(65,935)	(24,010)
Net Income (Loss) Attributable to China New Energy Group	8,158,813	(1,370,038)
Dividends and Deemed Dividend on Preferred Stock	(2,926,141)	(7,225,818)
Net Income (Loss) Attributable to Common Stockholders	$5,232,672	$(8,595,856)
Other Comprehensive Income:
Net Income (Loss)	8,224,748	(1,346,028)
Foreign currency translation adjustment	16,036	924,621
Comprehensive income	$8,240,784	$(421,407)
Income (Loss) per share - Basic
Income (loss) from continuing operations	$0.05	$(0.09)
Income (loss) from discontinued operations	0.01	(0.00)
Total income (loss) per share	$0.06	$(0.09)
Income per share - Diluted
Income (loss) from continuing operations	$0.04	$(0.09)
Income (loss) from discontinued operations	0.01	0.00
Total income (loss) per share	$0.05	$(0.09)
Weighted average Common Stock outstanding
Basic	100,268,687	98,727,193
Diluted	209,282,696	124,375,102

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$8,224,748	$(1,346,028)
Net income from discontinued operations	1,426,813	288,847
Net income (loss) from continuing operations	6,797,935	(1,634,875)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative financial instruments - warrants	(3,608,077)	2,553,870
Gain on acquisition of Wuyuan	(313,056)	-
Registration rights penalties	1,260,000	900,000
Depreciation and amortization	358,226	387,443
Changes in operating assets and liabilities:
Accounts receivable	(4,633,674)	(287,336)
Other receivables	(136,184)	561,356
Inventories	(104,892)	76,903
Prepaid expenses	(151,550)	(1,521,871)
Accounts payable	776,795	(669,613)
Accruals and other payables	(411,305)	(1,481,756)
Tax payable	1,371,043	(647,387)
Cash provided by (used in) operating activities - continuing operations	1,205,261	(1,763,266)
Cash provided by (used in) operating activities - discontinued operations	(360,372)	420,982
Net cash provided by (used in) operating activities	844,889	(1,342,284)
Cash flows from investing activities
Proceeds from discontinued operations	730,900	-
Deposit paid and acquisition of property, plant and equipment	(5,136,626)	(1,846,691)
Net cash received from exchange of subsidiary	-	66,841
Deposits for acquisitions	(197,696)	-
Payment made to acquire subsidiary – Chensheng	(1,838,946)	-
Payment made to acquire subsidiary – Wuyuan	(237,621)	-
Payment made to acquire subsidiary – Zhanhua Jiutai	(1,398,766)	-
Cash used in investing activities-continuing operations	(8,078,755)	(1,779,850)
Cash used in investing activities-discontinued operations	(511,375)	(915,403)
Net cash used in investing activities	(8,590,130)	(2,695,253)

CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from financing activities
Net proceeds from issuance of preferred stock	4,729,472	7,076,302
Contribution from former non-controlling interest	441,827	-
(Repayment to) related parties	(400,529)	-
Proceeds from related parties		335,132
Change in restricted cash	40,800	(221,152)
Cash provided by financing activities-continuing operations	4,811,570	7,190,282
Cash provided by financing activities-discontinued operations	-	-
Net cash provided by financing activities	4,811,570	7,190,282
Effect of exchange rate changes on cash and cash equivalents	(5,801)	148,583
Net (decrease) increase in cash and cash equivalents	(2,939,472)	3,301,328
Cash and cash equivalents - beginning of year	5,612,356	2,311,028
Cash and cash equivalents - end of year	$2,672,884	$5,612,356
Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for income tax	$1,302,664	$1,885,638
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends payable	$772,334	$194,000
Preferred stock dividends paid in common stock	456,953	-
Registration rights penalties	1,260,000	900,000
Acquisition consideration payable related to the acquisition of Chensheng	-	1,838,946
Acquisition consideration payable related to the acquisition of Wuyuan	636,850	-
Acquisition consideration payable related to the acquisition of Zhanhua Jiutai	1,015,038	-
Receivable for disposal of discontinued operations	$5,119,055	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained Earnings (Accumulated Deficit)	Statutory Surplus Reserve	Accumulated Other Comprehensive
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock						Non-controlling
	Shares	Amount			Fund	Income	Interest
BALANCE, December 31, 2007	94,908,650	$94,909	$5,277,108	$4,786,707	$1,746,890	$692,356	$97,875	$12,695,845
Recapitalization	7,091,391	7,091	(7,091)	-	-	-	-	-
Cancellation of stock in recapitalization	(2,000,000)	(2,000)	2,000	-	-	-	-	-
Warrants issued in connection with private placement			(984,091)					(984,091)
Cost of raising capital	-	-	(1,923,698)	-	-	-	-	(1,923,698)
Deemed dividend on issuance of preferred stock	-	-	7,031,818	(7,031,818)	-	-	-	-
Preferred stock dividend	-	-	-	(194,000)	-	-	-	(194,000)
Disposal of non-controlling interest	-	-	-	-	-	-	(19,479)	(19,479)
Net income (loss)	-	-	-	(1,370,038)	-	-	24,010	(1,346,028)
Currency translation adjustment	-	-	-	-	-	924,621	-	924,621
BALANCE, December 31, 2008	100,000,041	$100,000	$9,396,046	$(3,809,149)	$1,746,890	$1,616,977	$102,406	$9,153,170
Warrants issued in connection with private placement	-	-	(1,623,346)	-	-	-	-	(1,623,346)
Cost of raising capital	-	-	(670,528)	-	-	-	-	(670,528)
To record deemed dividend due to beneficial conversion feature of preferred shares	-	-	2,153,807	(2,153,807)	-	-	-	-
Contribution from non-controlling interest	-	-	441,827	-	-	-	-	441,827
Preferred stock dividend	-	-	-	(772,334)	-	-	-	(772,334)
Dividend paid by Common Stock	1,788,158	1,788	455,165	-	-	-	-	456,953
Net income	-	-	-	8,158,813	-	-	65,935	8,224,748
Currency translation adjustment	-	-	-	-	-	(16,036)	-	(16,036)
BALANCE, December 31, 2009	101,788,199	$101,788	$10,152,971	$1,423,523	$1,746,890	$1,600,941	$168,341	$15,194,454

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and description of business

China New Energy Group Company (“CNER”, the “Company”, “we”, “us” or “our”) was incorporated on March 28, 2008 in the state of Delaware USA, under the name of Travel Hunt Holdings, Inc. (“Travel Hunt”). On May 27, 2008, Travel Hunt changed its name to China New Energy Group Company in connection with a share exchange transaction as described below.

Reverse Acquisition

On March 28, 2008, the Company executed a share exchange agreement with Willsky Development Ltd. (“Willsky”) whereby the Company issued to the stockholders of Willsky 94,908,650 shares of the Company’s Common Stock in exchange for all of the issued and outstanding capital stock of Willsky (the “Share Exchange”). Prior to the Share Exchange, 7,091,391 shares of Common Stock were issued and outstanding. Willsky thereby became our wholly-owned subsidiary and the former shareholders of Willsky became our controlling stockholders.

Concurrently with the Share Exchange, the two existing shareholders of Travel Hunt surrendered to the Company a total of 2,000,000 shares of the Common Stock of the Company for cancellation in exchange for $660,000 payable through the delivery of a six month Convertible Promissory Note. After surrender, the existing shareholders retained 5,091,391 shares of our Common Stock.

Simultaneous with the consummation of the Share Exchange, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, distributed 85,417,785 shares of the Company’s Common Stock to its shareholders as a dividend. Accordingly, following this distribution and the surrender of 2,000,000 shares held by the existing shareholders, Eternal International beneficially owned approximately 9.49% of the Company’s outstanding capital stock of 100,000,041 common shares.

The transaction was accounted for as a reverse acquisition and recapitalization of the Company whereby Willsky was deemed to be the accounting acquirer (legal acquiree) and the Company was the accounting acquiree (legal acquirer). The historical financial statements for all periods presented are those of Willsky except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

1. Organization and description of business-continued

Principal activity

The principal activity of the Company is the operation of a natural gas distribution network through its Chinese subsidiary companies. The Company’s operating subsidiaries and branches at December 31, 2009 (which together with the company are collectively referred to as the “Group”) and their principal activities are as follows:

1. Organization and description of business-continued

Willsky Development Ltd. (“Willsky”)

Willsky was incorporated on May 31, 2005 under the laws of the British Virgin Islands.

Tianjin Sing Ocean Public Utility Development Co., Ltd. (“SingOcean”)

In 2005, Willsky acquired a 99% shareholding in SingOcean, which was formed in the PRC as an equity joint venture to be operated for a period of 50 years until January 18, 2054, with registered capital of $4,500,000 (RMB31,897,000). SingOcean set up a branch division in Acheng, Tianjin, called Tianjin Sing Ocean Public Utility Development Co., Ltd. – Acheng Division (“SingOcean – Acheng Division”) which is to be operated for a period of five years until December 28, 2010.

Qinhuangdao Chensheng Gas Company Limited (“Chensheng”)

On September 16, 2008, our SingOcean subsidiary entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng, in exchange for our 99% ownership in Hunchun Sing Ocean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration exchanged.

On December 10, 2008, we entered into an Agreement for Equity Transfer with the holders of the remaining 51% ownership interest in Chensheng. The Agreement was consummated on December 30, 2008 and the Company purchased the remaining 51% of Chensheng from 17 individuals, for an aggregate purchase price of approximately $1,840,000 (RMB 12,560,000). As a result, the Company owns 51% of Chensheng and our 99%-owned subsidiary SingOcean owns 49% of Chensheng and thus the Group ultimately owns 99.5% of Chensheng.

China New Energy (Tianjin) Investment & Consulting Co., Ltd. (“Tianjin Investment”)

On January 12, 2009, Tianjin Investment was established in the PRC and is engaged in the business of investment holding.

Yingkou Zhongneng Gas Development Co., Ltd. (“Yingkou Zhongneng”)

On January 23, 2009, Yingkou Zhongneng was established in the PRC and operates a natural gas distribution network in the city of Dashiqiao. As described in Note 22, on March 17, 2010, we entered into an agreement to sell our interest in Yingkou Zhongneng.

Tianjin Binhai Zhongneng Gas Co., Ltd. (“Binhai Zhongneng”)

On June 26, 2009, Binhai Zhongneng was established in the PRC. Through our 99.5%-owned subsidiary, Chensheng, we paid $1,462,501 (RMB10,000,000) in cash for a 60.6% interest in Binhai Zhongneng, and through our wholly-owned subsidiary, SingOcean, paid $950,626 (RMB6,500,000) in assets for a 39.4% interest in Binhai Zhongneng. As a result, the Group holds a 100% interest in Binhai Zhongneng.

1. Organization and description of business-continued

Zhanhua Jiutai Gas Co.Ltd. (“Zhanhua Jiutai”)

On December 12, 2009, ChenSheng entered into an Equity Interest Purchase Agreement to acquire all of the equity interests in Zhanhua Jiutai, a PRC company, from the five shareholders of Zhanhua Jiutai, for a total purchase price of $2,413,259 (RMB 16,500,000).

Wuyuan County Zhongran Gas Ltd. (“Wuyuan”)

On December 16, 2009, the Company entered into an Equity Interest Purchase Agreement to acquire all of the equity interests in Wuyuan, a PRC company, from Flying Dragon Investment Management Limited, for a total purchase price of $877,552 (RMB 6,000,000), based on an appraised value of Wuyuan as of September 30, 2009.

Operational Rights and Right to Supply and Operate Gas Pipeline

The Group, through SingOcean, has signed an “Investment Agreement of Piped Gas Project Construction in Dashiqiao City” which states that the Group is in charge of operations and management of the piped gas project in Dashiqiao. On June 16, 2005, the Dashiqiao City Construction Bureau gave the Group a certificate which confirmed that the Group has exclusive operational rights for thirty years in Dashiqiao City. The Group receives a connection fee of $380 (RMB2,600) per user.

On June 10, 2005, the Group, through SingOcean, signed an “Investment Agreement of Piped Gas Project Construction in Acheng City” which states that the Group has the exclusive right to invest in and operate the gas pipeline system in Acheng City for thirty years. The Group receives a connection fee of $293 (RMB2,000) per user.

On October 8, 2005, the Group, through Chensheng, signed an “Investment Agreement of Piped Gas Project Construction in Qinhuangdao” which states that the Group has the exclusive right to invest in and operate the gas pipeline system in Qinhuangdao for twenty-five years. The Group receives a connection fee of $351 (RMB2,400) per user.

2010 Acquisitions

In 2010, we have entered into various agreements to acquire additional subsidiaries, as described in Note 22.

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

(b) Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant Estimates

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to revenue recognition of gas connection contracts, depreciation of property, plant and equipment, the valuation allowance for deferred taxes, impairment testing of intangible assets, the fair value of derivative instrument liabilities and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(d) Accounting Standards Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards CodificationTM (“ASC”) became the single official source of authoritative, non-governmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the introduction of the Codification but we have updated our references to US GAAP to reflect the Codification.

(e) Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

2. Summary of Significant Accounting Policies-continued

(f) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009 and 2008, the Group did not have any cash equivalents.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Group, is remote.

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations but major repairs are capitalized. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, as follows:

Computer equipment	3 years
Furniture & fixtures	5 years
Office equipment	5 years
Motor vehicles	5 years
Gas transportation vehicles	5 -20 years
Gas station	20-25 years
Underground gas pipelines	20-30 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

(h) Intangible Assets

Intangible assets are generally amortized on a straight line basis over their respective estimated useful lives. The Company has no intangible assets with indefinite useful lives. Intangible assets represent land use rights in the PRC. According to Chinese regulations, land belongs to the nation. Land use rights refer to the purchase from the government of the legal right to use the land for 50 years. The land use rights are amortized using the straight-line method over their estimated useful life of 50 years.

(i) Inventories

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

2. Summary of Significant Accounting Policies-continued

(j) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with FASB ASC 350 Intangibles - Goodwill and Other, goodwill is not subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(k) Impairment of Assets

In accordance with FASB ASC 360 Property, Plant and Equipment, the Company evaluates its long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives or a reduction in carrying values due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2009 and 2008, no impairment loss has been recognized.

(l) Income Taxes

The Group accounts for income taxes under FASB ASC 740 Accounting for Income Taxes.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 17 for a discussion of our income tax provisions.

2. Summary of Significant Accounting Policies-continued

(m) Revenue Recognition

Among the accounting policies adopted by the Group, the most critical one is the policy regarding revenue recognition of the Group’s major sources of income from gas connection services and sales of gases. In accordance with FASB ASC 650-10-S99 Revenue Recognition, all of the following criteria must be met in order for us to recognize revenue:

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

During the years ended December 31, 2009 and 2008, all the contracts for connection services were started and completed in the same year.

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

2. Summary of Significant Accounting Policies-continued

(n) Foreign Currency Translation and Transactions

The Group’s functional currency is the Renminbi (“RMB”) and its reporting currency is the U.S. dollar. The Group’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were shown in the income statement for the years ended December 31, 2009 and 2008.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

(o) Fair Value of Financial Instruments

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

Our derivative instrument liabilities are recorded at fair value. Our financial instruments that are recorded at cost include cash and cash equivalents, restricted cash, accounts receivable, receivables related to subsidiaries sold, deposits for acquisitions, accounts payable, accrued expenses, dividends payable, and other current liabilities. We believe the carrying values of these financial instruments approximate their fair values due to their short-term nature.

(p) Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash-flow, exchange-rate or market-risks that may affect the fair values of our financial instruments. However, certain financial instruments, such as warrants, which are indexed to our Common Stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or physical or net-share settlement is not within our control or (b) the instrument is not solely indexed to our Common Stock. Derivative financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rates and stock price volatility.  The use of different assumptions could have a material effect on the estimated fair value amounts.

2. Summary of Significant Accounting Policies-continued

(q) Basic and Diluted Earnings Per Share

The Company reports basic earnings per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to common shareholders of the Company by the weighted average number of shares outstanding during the periods presented.

Diluted earnings per share is based on the assumption that all dilutive convertible preferred stock, options and warrants were converted or exercised as of the beginning of the period or when issued, if later. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period or the time of issuance, if later, and as if the funds obtained thereby were used to re-purchase Common Stock at the average market price during the period.

(r) Accumulated Other Comprehensive Income

We report comprehensive income in accordance with FASB ASC 220 Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity. Accumulated other comprehensive income represents the change in equity of the Group during the periods presented from foreign currency translation adjustments.

(s) Profit Appropriation

In accordance with PRC regulations, the Group is required to make appropriations to the statutory surplus reserve, based on after-tax net income determined in accordance with PRC GAAP. Appropriation to the statutory surplus reserve should be at 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Statutory surplus reserve is non-distributable other than in liquidation.

(t) Accounts Receivable

Gas connection fees are recognized on the percentage of completion method, measured by reference to the value of work carried out during the year. The portion that is not received in cash is recorded as accounts receivable.

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the period end. Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Over the last two years, we have not experienced any bad debts from customers and, accordingly, did not have a provision for uncollectible accounts at December 31, 2009 and 2008.

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

2. Summary of Significant Accounting Policies-continued

(u) Non-controlling interests

As of December 31, 2009, Tianjin Huan Long Trading Ltd. directly held a 1% non-controlling interest in Tianjin SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng, Binhai Zhongneng, Zhanhua Jiutai and Yingkou Zhongneng.

As of December 31, 2008, Tianjin Huan Long Trading Ltd. directly held a 1% non-controlling interest in Tianjin SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng.

(v) Advertising and promotion costs

Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of December 31, 2009 and 2008, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs were insignificant for the years ended December 31, 2009 and 2008.

(w) Post-retirement and post-employment benefits

The Company’s subsidiaries contribute to a state pension plan in respect of their PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

(x) Shipping and handling costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the year ended December 31, 2009 and 2008, shipping and handling costs were nil.

(y) Seasonality

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

(z) New accounting pronouncements

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy, which is reflected in these consolidated financial statements, affected our accounting for acquisitions during 2009.

In December 2007, the FASB issued new accounting and disclosure guidance related to non-controlling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a non-controlling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy affects the presentation and disclosure of non-controlling interests in our consolidated financial statements.

2. Summary of Significant Accounting Policies-continued

(z) New accounting pronouncements-continued

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASU No. 2009-13	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASU No. 2009-14	October 2009	Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force
ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing
ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets
ASU No. 2009-17	December 2009	Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities
ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASU No. 2010-02	January 2010	Consolidations (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASU No. 2010-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures
ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs
ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation
ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities - Mergers and Acquisitions
ASU No. 2010-08	February 2010	Technical Corrections to Various Topics
ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements
ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

At its meeting on March 18, 2010, the FASB’s Emerging Issues Task Force reached a consensus on five Issues.  If the consensuses are ratified by the FASB at its meeting on March 31, 2010, the related Accounting Standards Codification Updates will become authoritative accounting guidance.  None of the consensuses address Issues that have a material effect on our consolidated financial statements.

3. Discontinued Operations

Disposal of Acheng Division of SingOcean in 2009

On December 22, 2009, our wholly-owned subsidiary, SingOcean, completed the sale of its Acheng Division (“Acheng division of SingOcean”) to Harbin Hengsheng Real Estate Development Co., Ltd. Pursuant to the sale, we disposed of certain assets, including certain land use rights, construction in progress, licenses and operating equipment relating to a gas pipeline located at Acheng District, Harbin City for a cash purchase price of approximately $6,000,000 (RMB 40,000,000).

In accordance with FASB ASC 360-10 Property, Plant and Equipment, the operations relating to the Acheng Division of SingOcean have been accounted for as a discontinued operation and, in accordance with FASB ASC 205-20 Discontinued Operations, its assets, liabilities and operating results are segregated and reported as discontinued operations in the accompanying consolidated financial statements.

SingOcean realized net proceeds of $5,847,201 and recorded a gain on the sale of this business of $911,065 before income taxes. This amount is included in Discontinued operations, in the Company's consolidated statements of operations.

As of December 31, 2009, the outstanding receivable from the disposal was $5,119,055, of which $1,680,000 (RMB11,500,000) was received in March, 2010 and the outstanding balance will be due according to the terms of the Asset Purchase Agreement within 12 months of the execution of the Agreement.

Disposal of Hunchun in 2008

As described in Note 1, in 2008, we entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Xiu a 49% ownership interest in Chensheng, in exchange for our 99% ownership in Hunchun Sing Ocean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration exchanged. The loss of disposal of Hunchun was $1,098,253 and recorded under discontinued operations for the year ended December 31, 2008.

Disposal of Acheng in 2009 and Hunchun in 2008

The following table displays summarized operating activity for the discontinued operations of the Acheng Division of SingOcean during the year ended December 31, 2009 and Hunchun during the year ended December 31, 2008.

	2009	2008
Revenue	$730,900	$2,474,808
Operating income	$520,322	$1,846,778
Income before income taxes	$526,066	$1,853,099
Income tax expense	$10,318	$465,999
Income from discontinued operations, net of tax	$515,748	$1,387,100

4. Restricted cash

At December 31, 2009 and 2008, restricted cash of $180,352 and $221,152 represented the cash held by an escrow agent for expenses relating to investor and public relations.

5. Other Receivables

Other receivables consist of the following:

	December 31
	2009	2008
Due from Tianjin East Ocean Gas Company Limited	$1,454,721	$1,416,707
Other receivables	1,027,351	836,881
Total	$2,482,072	$2,253,588

The balance due from Tianjin East Ocean Gas Company Limited (“East Ocean”) represents the amount due from Hunchun to the Group which was assigned to East Ocean when East Ocean obtained 99% ownership of Hunchun by the exchange of a 49% ownership interest in Chensheng as described in note 3.

Other receivables, which are unsecured, interest free, and have no fixed repayment date, are mainly comprised of an amount due from the Dashiqiao City Construction Bureau relating to various construction projects.  These deposits will be refunded to us once certain construction milestones are completed.

6. Inventories

Inventories at December 31, 2009 and 2008 of $419,259 and $231,336, respectively, consist of raw materials and do not include any work in progress or finished goods.

7. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	December 31
	2009	2008
Cost:
Leasehold improvements	$75,673	$-
Building	79,602	-
Office Equipment	123,743	30,129
Motor Vehicles	304,359	171,175
Gas Transportation Vehicles	695,217	652,910
Gas Station	891,173	-
Machinery	211,722	141,725
Underground Gas Pipelines	7,111,409	6,630,919
	$9,492,898	$7,626,858
Less: Accumulated depreciation	(972,519)	(638,586)
	$8,520,379	$6,988,272
Construction-in-progress	8,691,945	2,756,644
	$17,212,324	$9,744,916

Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of pipelines and networks. No depreciation is provided for construction-in-progress until it is completed and placed into service. Most construction-in-progress we purchased with cash and in general the assembling process can be done in less than 12 weeks. Therefore, no interest expense was capitalized as the capitalized interest was not significant.

The gas pipelines, gas station, and other constructed assets belong to the Group, not to the municipalities or other units that contract with the Group to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

During the year ended December 31, 2009, depreciation expense amounted to $333,837, of which $225,756 and $108,081 was recorded as cost of revenue and as general and administrative expenses, respectively.

During the year ended December 31, 2008, depreciation expense amounted to $379,182, of which $352,660 and $26,522 was recorded as cost of revenue and as general and administrative expenses, respectively.

8. Intangible Assets, net

Intangible asset consist of the following:

	December 31,
	2009	2008
Land use rights	$1,388,150	$1,144,347
Less: accumulated amortization	(44,142)	(19,742)
	$1,344,008	$1,124,605

Amortization expense for the years ended December 31, 2009 and 2008 was $24,389 and $8,261, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2010	$24,389
2011	24,389
2012	24,389
2013	24,389
2014	24,389
Thereafter	1,222,063
Total	$1,344,008

9. Acquisition Consideration Payable

	December 31
	2009	2008
Acquisition consideration payable relating to the purchase of Zhanhua Jiutai and Wuyuan	$1,651,888	$-
Acquisition consideration payable relating to the purchase of Chensheng	-	1,838,946
Total	$1,651,888	$1,838,946

The acquisition consideration payable as of December 31, 2009 represents the remaining amounts due as of that date in connection with the December 2009 acquisitions of Zhanhua Jiutai and Wuyaun (see Note 1). This amount will be due according to the payment terms under Equity Interest Purchase Agreement.

The acquisition consideration payable as of December 31, 2008 represents the amount due for acquiring the remaining 51% interest in Chensheng in December, 2008 (see Note 1).  This amount was paid on January 20, 2009.

10. Related Party Payables

Related party payables consist of the following:
	December 31
	2009	2008
Eternal International Holding Group Ltd. (shareholder – see Note 1)	$-	$400,797
Tianjin Huan Long Trading Ltd. (non-controlling shareholder of a subsidiary)	97,893	97,906
	$97,893	$498,703

The balances have no stated terms for repayment and are not interest bearing.

11. Capital Stock

Common Stock

We are authorized to issue 500,000,000 shares of Common Stock, $0.001 par value. Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of Common Stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. As long as any shares of our Series A and Series B Preferred Stock are outstanding, the terms of those instruments prohibit us from paying dividends on the Common Stock. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities.  The outstanding Common Stock is duly authorized and validly issued, fully-paid, and non-assessable.

Except as otherwise required by Delaware law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of Common Stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of Common Stock is present in person or by proxy. However, for so long as the number of outstanding shares of Series B Preferred Stock is at least 30% of the total number of shares of Series B Preferred Stock originally issued, the holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series B Preferred Stock being entitled to 70% of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of Series A Preferred Stock and Common Stock being entitled to their proportional share of the remaining 30% of the total votes based on their respective voting power.

At December 31, 2008, 100,000,041 shares of Common Stock were issued and outstanding. On November 6, 2009, we issued 1,704,918 shares of Common Stock to settle $429,888 of accrued dividends on our Series A Preferred Stock and on December 1, 2009, we issued 83,240 shares of Common Stock to settle $27,065 of accrued dividends on our Series B Preferred Stock. At December 31, 2009, 101,788,199 shares of Common Stock were issued and outstanding

Series A Convertible Preferred Stock

In connection with the August 20, 2008 private placement described in Note 12, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate").  The Company’s Certificate of Incorporation authorizes it to issue 10,000,000 shares of Preferred Stock and by the filing, 5,500,000 shares were designated as Series A Convertible Preferred Stock ("Series A Preferred Stock").  On August 20, 2008, the Company issued 1,857,373 shares of Series A Preferred Stock to China Hand Fund I, LLC (“China Hand”), as described in Note 12.

As described in Note 12, on May 1, 2009, the Company issued an additional 241,545 shares of Series A Preferred Stock to China Hand in connection with a make-good provision. At December 31, 2009 and 2008, there were 2,098,918 shares and 1,857,373 shares, respectively, of Series A Preferred Stock issued and outstanding.

11. Capital Stock-continued

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

11. Capital Stock-continued

Conversion

Each share of Series A Preferred Stock is initially convertible, at any time at the option of the holder, into 35 shares of the Company’s Common Stock, subject to future adjustments as provided for in the Certificate. The Series A Preferred Stock will automatically convert into shares of the Company’s Common Stock immediately prior to any transaction resulting in a Change in Control of the Company. Further, provided there is an effective registration statement covering the shares to be received on conversion, the Company may require conversion of the Series A Preferred Stock if the volume-weighted average price for at least 20 trading days in any consecutive 30 day period equals or exceeds twice the conversion price and the trading volume on each day in the 30 day period has equaled or exceeded 100,000 shares.

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

As long as 20% of the shares of Series A Preferred Stock remain outstanding, the Company may not issue any other preferred stock (except for the issuance of Series A Preferred Stock and Series B Preferred Stock issued pursuant to the agreements under which those Series were originally issued) or any convertible debt convertible into Common Stock, without the consent of the holders of outstanding shares of Series A Preferred Stock.

11. Capital Stock-continued

Series B Convertible Preferred Stock

On April 30, 2009, the Company entered into a Series B Convertible Preferred Stock Securities Purchase Agreement with China Hand, as described in Note 12. In connection with this private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 2,000,000 shares as Series B Preferred Stock. At December 31, 2009, there were 1,116,388 shares of Series B Preferred Stock issued and outstanding.

Dividends

The holders of the Series B Preferred Stock are entitled to cumulative dividends at a rate of 6% per annum of the stated price paid per share of $4.837, compounded daily and payable semi-annually in arrears on June 1 and December 1 of each year. Dividends are payable in shares of Common Stock or, at the option of the Company, in cash. If paid in shares of Common Stock, the number of shares to be issued is determined by dividing the dividend payable by 90% of the volume-weighted average price for the 20 days preceding the dividend payment date of June 1 or December 1. As long as any shares of Series B Preferred Stock are outstanding, the Company may not declare or pay dividends with respect to the Common Stock.

Voting Rights

In addition to the right to vote as a separate class of securities, the holders of the Preferred Stock are entitled to vote together with the holders of the Company’s Common Stock, with each such holder of Preferred Stock entitled to the number of votes equal to the number of shares of the Company’s Common Stock in to which such Preferred Stock would be converted if converted on the record date for the taking of a vote. For so long as the number of outstanding shares of Series B Preferred Stock is at least 30% of the total number of shares of Series B Preferred Stock issued under the Securities Purchase Agreement, the holders of Series B Preferred Stock shall vote together as a single class with the holders of the Company’s Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series B Preferred Stock issued under the Securities Purchase Agreement being entitled to 70% of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of Series A Preferred Stock and Common Stock being entitled to their proportional share of the remaining 30% of the total votes based on their respective voting power.

11. Capital Stock-continued

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (each, a “Liquidation Event”), the Series B Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the Original Purchase Price, which is $4.837 per share, plus any accumulated but unpaid dividends thereon (the “Series B Liquidation Value”), before any distribution or payment shall be made to the holders of any securities which are junior to the Series B Preferred Stock upon the occurrence of a Liquidation Event and after any distributions or payments made to holders of any class or series of securities which are senior to the Series B Preferred Stock upon the occurrence of a Liquidation Event. Upon the occurrence of a Liquidation Event, the right of the Series B Holders to receive Liquidation Value hereunder shall rank pari passu with that of the holders of Series A Preferred Stock (the “Series A Holders”). If the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B Holders shall be distributed among the Series B Holders and the Series A Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. In the event the assets of the Company available for distribution to the holders of shares of Series B Preferred Stock upon the occurrence of a Liquidation Event shall be insufficient to pay in full all amounts to which such holders are entitled, no distribution shall be made on account of any shares of any other class or series of capital stock of the Company ranking on a parity with the shares of Series B Preferred Stock upon the occurrence of such Liquidation Event unless proportionate distributive amounts shall be paid on account of the shares of Series B Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon the occurrence of such Liquidation Event.

Conversion

Each share of Series B Preferred Stock is initially convertible, at any time at the sole option of the holder of such Preferred Stock, at a conversion price of $0.1382 per share, into 35 shares of the Company’s Common Stock, subject to future adjustments as provided for in the Certificate. The Series B Preferred Stock will automatically convert into shares of the Company’s Common Stock immediately prior to any transaction resulting in a change in control of the Company.

The conversion price of the Series B Preferred Stock will be adjusted for standard anti-dilution events, including stock dividends or stock splits or reclassification of shares of the Common Stock. For as long as any shares of Series B Preferred Stock remain outstanding, the Company may not enter into any Variable Rate Transactions or Most Favored Nation transactions. If the Company does enter into a Variable Rate Transaction, in which it issues debt or equity securities that are convertible into shares of Common Stock at a conversion or exercise price that is based upon or varies with the trading price for shares of the Common Stock or enters into a Most Favored Nation transaction in which the Company issues any securities in a capital raising transaction or series of transactions on terms more favorable than those granted to the holders of the Series B Preferred Stock, the holders of the Series B Preferred Stock are entitled to adjustment of the conversion price and to receive additional shares or other rights. Furthermore, if the Company issues (except in an underwritten public offering approved by holders of the Series A Preferred Stock in which the gross proceeds to the Company are not less than $20 million) any shares of Common Stock or securities convertible into shares of Common Stock at a price which is less than the conversion price then in effect, the conversion price will be reduced to that lower price.

As long as 20% of the shares of Series B Preferred Stock remain outstanding, the Company may not issue any other preferred stock (except for the issuance of Series A Preferred Stock and Series B Preferred Stock issued pursuant to the agreements under which those Series were originally issued) or any convertible debt convertible into Common Stock, without the consent of 75% of the holders of outstanding shares of Series B Preferred Stock.

12. Private Placement of Series A and B Convertible Preferred Stock and Warrants

August 20, 2008 Private Placement

On August 20, 2008, the Company entered into a Securities Purchase Agreement with China Hand Fund I, LLC (“China Hand”), an accredited investor. Pursuant to the Agreement, the Company issued to China Hand 1,857,373 shares of the Company’s Series A Convertible Preferred Stock and 13,001,608 warrants to purchase Common Stock, for aggregate gross proceeds of $9,000,000. The warrants are exercisable at any time at an initial exercise price of $0.187 per share (subject to adjustment) for a period of five years following the date of issuance. The terms of the Series A Preferred Stock are described in Note 11 and the warrants are further described in Note 13.

Kuhns Brothers Securities Corporation (“Kuhns Brothers”) acted as placement agent in connection with the private placement. As compensation for its services, Kuhns Brothers received a cash fee of $900,000, representing 10% of the gross proceeds received from the private placement, as well as warrants to purchase 6,500,804 shares of the Company’s Common Stock, representing 10% of the aggregate number of shares of Common Stock issuable to China Hand on conversion of the Series A Preferred Stock.

As discussed in Note 13, on August 20, 2008, the fair value of the 13,001,608 warrants issued to China Hand with the Series A Convertible Preferred Stock was $1,968,182 and the fair value of the 6,500,804 warrants issued to Kuhns Brothers was $984,091.

After deducting the placement agent cash fees and other costs of $1,023,698, the Company received net cash proceeds of $7,076,302.

Registration Rights Agreement

In connection with the private placement, the Company and China Hand entered into a Registration Rights Agreement dated August 20, 2008, in which the Company agreed to register all of the shares of Common Stock underlying the securities issued to China Hand, within a defined period. As discussed and described below, in connection with the May 1, 2009 private placement with China Hand, the Registration Rights Agreement was subsequently amended and restated.

Make Good Provision

The Agreement also provided for a make good provision that initially required the Company to issue to China Hand up to an aggregate of 1,114,442 additional shares of Series A Preferred Stock (557,221 shares for each of 2008 and 2009) if the Company did not achieve defined after-tax net income and earnings per share targets for 2008 and 2009. The 2008 after tax net income and earnings per share targets were $4,300,000 and $0.0261 per share on a fully-diluted basis, respectively. The 2009 after tax net income and earnings per share targets were $6,000,000 and $0.0294 per share on a fully diluted basis, respectively. These targets were subsequently amended in connection with the May 1, 2009 private placement with China Hand.

As amended, the Company agreed to issue to China Hand 241,545 shares of Series A Preferred Stock because the Company did not meet the 2008 earnings target. These additional shares were issued to China Hand on May 1, 2009.  For 2009, the number of shares and the earnings target was amended so that China Hand would be entitled to receive up to an additional 241,545 shares if the Company’s 2009 after tax net income was less than $5,000,000. In the event that the 2009 earnings were equal to or greater than 85% of the $5,000,000 target, no shares would be issued to China Hand; in the event that 2009 earnings were less than 50% of the target, all 241,545 shares would be issued to China Hand; and in the event that the 2009 earnings were between 50% and 85% of the target, a pro-rata portion of the 241,545 additional shares would be issued to China Hand. The 2009 earnings target was not met but the target income is greater than 85% of the $5,000,000 target and, accordingly, no further shares were issued.

Management Incentive

China Hand agreed to place in escrow 46,434 shares of Series A Preferred Stock, to be issued to certain members of the Company’s management as a performance incentive if the 2008 and 2009 earnings targets were met. The 2008 earnings target was not met and the shares were returned to China Hand. In connection with the May 1, 2009 private placement with China Hand, the number of shares to be provided as an incentive for 2009 was revised to 22,328 shares of Series B Preferred Stock, as discussed below.

12. Private Placement of Series A and B Convertible Preferred Stock and Warrants-continued

Accounting

In accordance with the guidance in ASC 815-15-25 Derivatives and Hedging – Recognition, the Series A Preferred Stock is considered to be an equity instrument and, accordingly, the embedded conversion option has not been separated and accounted for as a derivative financial instrument. After allocating $1,968,182 to the initial fair value of the warrants issued to China Hand, the remaining proceeds received from China Hand of $7,031,818 were allocated to the carrying value of the Series A Preferred Stock. As required by ASC 470-20-30 Beneficial Conversion Features, the Company recognized a beneficial conversion feature as of the date of issuance of the Series A Preferred Stock. The amount of the beneficial conversion feature exceeded the proceeds allocated to the carrying value of the Series A Preferred Stock and, accordingly, the beneficial conversion feature recorded was limited to the allocated proceeds. Because the holders of the Series A Preferred Stock may convert their shares at any time, the beneficial conversion feature recorded of $7,031,818 was immediately recognized as a deemed dividend to those holders.

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

Because the Series A Preferred Stock has conditions for its redemption that may be outside our control, including the right of the holders to request redemption at the liquidation value in the event of a Fundamental Transaction or a Change in Control, in accordance with FASB ASC 480-10-S99 Distinguishing Liabilities from Equity, the Series A Preferred Stock has been classified outside of Stockholders’ Equity in our consolidated balance sheet. Because the Company believes that it is not probable that the Series A Preferred Stock will become redeemable, the carrying value of the Series A Preferred Stock is not being adjusted to its redemption value.

12. Private Placement of Series A and B Convertible Preferred Stock and Warrants-continued

May 1, 2009 Private Placement

On April 30, 2009, the Company entered into a second Securities Purchase Agreement with China Hand and on May 1, 2009, the Company issued to China Hand 1,116,388 shares of the Company’s Series B Convertible Preferred Stock and 7,814,719 warrants to purchase Common Stock, for aggregate gross proceeds of $5,400,000. The warrants are exercisable at any time at an initial exercise price of $0.187 per share (subject to adjustment) for a period of five years following the date of issuance The terms of the Series B Preferred Stock are described in Note 11 and the warrants are further described in Note 13.

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

As discussed in Note 13, on May 1, 2009, the fair value of the 7,814,719 warrants issued to China Hand with the Series B Convertible Preferred Stock was $3,246,693 and the fair value of the 3,907,358 warrants issued to Kuhns Brothers was $1,623,346.

After deducting the placement agent cash fees and other costs of $130,528, the Company received net cash proceeds of $4,729,472.

Amendment and Restatement of Certain Registration Rights

In connection with the second private placement, the Company and China Hand amended and restated the Registration Rights Agreement dated August 20, 2008 and China Hand waived any registration delay payments that may have accrued under that Registration Rights Agreement up to the date of the Amended Agreement.  Pursuant to the Amended and Restated Registration Rights Agreement, the Company agreed to register all of the shares of Common Stock underlying the securities issued to China Hand in the August 20, 2008 and May 1, 2009 private placements and to file a Registration Statement covering the resale of the shares by May 31, 2009. The Company is subject to registration delay payments if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments accrue at a rate of 1% per month of the aggregate investment amount paid by the holder applicable to each securities purchase agreement or $144,000 per month, provided that the maximum aggregate amount of the registration delay payments will be $2,160,000, or 15% of the gross proceeds of the private placements. As of December 31, 2009, the Company has not filed the required Registration Statement.

Management expects to file the required Registration Statement and use its best efforts to have it effective by August, 2010. In accordance with the guidance in FASB ASC 815-40-05 Accounting for Registration Payment Arrangements (formerly FSP EITF 00-19-2), the Company has accrued the $144,000 per month registration delay payments for the period from June 1, 2009 to August 31, 2010. As of December 31, 2009 and 2008, the Company has accrued $2,160,000 (which is the maximum amount of the registration delay payments) and $900,000 for these registration delay payments, respectively.

Waiver Agreement

On April 30, 2009, in connection with the second private placement, the Company signed a waiver agreement with China Hand. As described above, China Hand agreed to (a) waive any registration delay payments that may have accrued as of the date of the waiver, (b) accept 241,545 additional shares of Series A Preferred Stock in satisfaction of the Company’s obligation for failure to meet the required 2008 earnings target and (c) modify the 2009 earnings target.

12. Private Placement of Series A and B Convertible Preferred Stock and Warrants-continued

Exchange Listing

In the second Securities Purchase Agreement, the Company agreed to list and trade its shares of Common Stock on the Nasdaq Capital Market or the Nasdaq Global Market or the American Stock Exchange and to include in the listing the shares underlying the Series B Preferred Stock and the Warrants issued to China Hand.  In the event the required listing was not completed by January 31, 2010, the Company was obligated to issue to China Hand an additional 27,910 shares of Series B Preferred Stock. The Company’s Common Stock is traded on the Over-The-Counter Bulletin Board but has not yet been listed on a national securities exchange, as required by the agreement with China Hand. Accordingly, the Company expects to issue an additional 27,910 shares of Series B Preferred Stock to China Hand.

Management Incentive

China Hand agreed to place in escrow 22,328 shares of Series B Preferred Stock, to be issued to certain members of the Company’s management as a performance incentive if the 2009 earnings target was met. The earnings target was not met and the Company did not distribute any shares to members of the Company’s management.

Accounting

In accordance with the guidance in ASC 815-15-25 Derivatives and Hedging – Recognition, the Series B Preferred Stock is considered to be an equity instrument and, accordingly, the embedded conversion option has not been separated and accounted for as a derivative financial instrument. After allocating $3,246,693 to the initial fair value of the warrants issued to China Hand, the remaining proceeds received from China Hand of $2,153,807 were allocated to the carrying value of the Series B Preferred Stock. As required by ASC 470-20-30 Beneficial Conversion Features, the Company recognized a beneficial conversion feature as of the date of issuance of the Series B Preferred Stock. The amount of the beneficial conversion feature exceeded the proceeds allocated to the carrying value of the Series B Preferred Stock and, accordingly, the beneficial conversion feature recorded was limited to the allocated proceeds. Because the holders of the Series B Preferred Stock may convert their shares at any time, the beneficial conversion feature recorded of $2,153,807 was immediately recognized as a deemed dividend to those holders.

As discussed above, the Company is obligated to issue additional shares of Series B Preferred Stock to China Hand because the Company did not meet its obligation to list its Common Stock on a national stock exchange no later than January 31, 2010. This obligation represents a contingent beneficial conversion feature, which would be accounted for at the date the contingency is resolved. Because all of the proceeds allocated to the Series B Preferred Stock were recognized at inception as a beneficial conversion feature, no further recognition of any beneficial conversion feature is permitted and the 27,910 additional shares to be issued to China Hand, because the required listing has not yet been obtained, will be recorded at their par value.

Because the Series B Preferred Stock has conditions for its redemption that may be outside our control, including the right of the holders to request redemption at the liquidation value in the event of a Fundamental Transaction or a Change in Control, in accordance with FASB ASC 480-10-S99 Distinguishing Liabilities from Equity, the Series B Preferred Stock has been classified outside of Stockholders’ Equity in our consolidated balance sheet. Because the Company believes that it is not probable that the Series B Preferred Stock will become redeemable, the carrying value of the Series B Preferred Stock is not being adjusted to its redemption value.

13. Derivative financial instruments - warrants

As discussed in Note 12, in connection with the sale of its Series A and Series B Convertible Preferred Stock to China Hand, an accredited investor, the Company issued Common Stock warrants to China Hand and to the Company’s placement agent.

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40-15-5 Derivatives and Hedging (formerly EITF Issue 07-5). Because the warrants are denominated in U.S. dollars whereas the Company’s functional currency is the Renminbi, the warrants are not considered to be indexed only to the Company’s Common Stock. Furthermore, the warrants contain full ratchet anti-dilution protection requiring the exercise price of the warrants to be reduced in the event that the Company issues securities in the future at a lower price. Accordingly, the warrants do not qualify for the exemption from being accounted for as derivative financial instruments provided by FASB ASC 815-10-15-74. In addition, because the warrants contain a provision requiring the Company to re-purchase the warrants from the investor in certain circumstances, the Company has concluded that the warrants issued in 2008 should be accounted for as derivative financial instruments from the time they were originally issued. Accordingly, the Company has restated its 2008 financial statements to account for those warrants as derivative instruments from the time they were issued.

Derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, we estimate their fair value using the Cox-Ross-Rubinstein (“CRR”) binomial model.

On August 20, 2008, the fair value of the 13,001,608 warrants issued to China Hand in connection with the Series A Convertible Preferred Stock was $1,968,182 and the fair value of the 6,500,804 warrants issued to the placement agent was $984,091. The fair values were based on the five year life of the warrants, the exercise price of $0.187, estimated volatility of 66%, a risk free interest rate of 3% and an assumed dividend rate of 0%.

On May 1, 2009, the fair value of the 7,814,719 warrants issued to China Hand in connection with the Series B Convertible Preferred Stock was $3,246,694 and the fair value of the 3,907,358 warrants issued to the placement agent was $1,623,346. The fair values were computed using the CRR model, based on the five year life of the warrants, the exercise price of $0.187, estimated volatility of 90%, a risk free interest rate of 2.03% and an assumed dividend rate of 0%.

At December 31, 2009 and 2008, the fair value of the warrants was $6,768,106 and $5,506,143, respectively, based on the following assumptions:

	December 31, 2009	December 31, 2008
Warrants outstanding	31,224,489	19,502,412
Exercise price	$0.187	$0.187
Annual dividend yield	0%	0%
Expected life (years)	3.64 – 4.33	4.64
Risk-free interest rate	2.02% - 2.36%	1.45%
Expected volatility	90%	66%

Because of the limited trading history of the Company’s Common Stock, expected volatility is based on the historical volatility of a similar U.S. public company with a longer trading history. The Company has no reason to believe that the future volatility of its Common Stock over the remaining life of these warrants will differ materially from this estimate. The expected life of the warrants is based on their remaining term. Risk-free interest rates are based on published rates for U.S. Treasury securities for the remaining term of the warrants. The expected dividend yield is based on the Company’s current and expected dividend policy.

The Company recognized a gain of $3,608,077 from the change in fair value of these warrants during the year ended December 31, 2009 and a loss of $2,553,870 from the change in fair value during the year ended December 31, 2008.

14. Acquisitions of Subsidiaries

Zhanhua Jiutai Gas Co.Ltd. (“Zhanhua Jiutai”)

On December 12, 2009, Chensheng, our indirect wholly-owned subsidiary, entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interests of Zhanhua Jiutai, a PRC company, from the five shareholders of Zhanhua Jiutai, for a total purchase price of $2,413,269 (RMB 16,500,000).

The acquisition of Zhanhua Jiutai was accounted for as a business combination, in accordance with FASB ASC 805 Business Combinations. The results of Zhanhua Jiutai and the estimated fair market values of the assets and liabilities have been included in the consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed of Zhanhua Jiutai were recorded based on their fair values, as follows:

Other receivables	$2,925
Inventories	82,939
Property, plant and equipment	139,014
Construction in progress	2,218,043
Advance accounts	(254,140)
Goodwill	224,488
Purchase price	$2,413,269

As at the acquisition date, Zhanhua Jiutai did not commence business. The following unaudited pro forma financial information presents the combined results of the Company as if the acquisition had occurred as of January 1, 2008:

	2009	2008
Revenue	$11,773,895	$5,491,227
Net income (loss)	$8,224,748	$(1,346,028)
Income (Loss) per share: Basic	$0.06	$(0.09)
Income (Loss) per share: Diluted	$0.05	$(0.01)

In accordance with FASB 810-10-5, the consolidated balance sheet at December 31, 2009 includes certain liabilities of Zhanhua Jiutai assumed by the five former shareholders of Zhanhua Jiutai in 2009, as the Group consolidates Zhanhua Jiutai.

The following table summarizes the liabilities to be settled by the former shareholders, but which are included in our balance sheet as of December 31, 2009. In accordance with the Agreement, these liabilities were not assumed by Chensheng and will be settled by the five former shareholders of Zhanhua Jiutai in 2010.

Accounts payable	$711,397
Other payables	961,053
Salary payables	4,289
Liabilities to be settled by former shareholders	$1,676,739
Deemed receivable from former shareholders for settlement of certain liabilities	$1,676,739

14. Acquisitions of Subsidiary - continued

Wuyuan County Zhongran Gas Ltd. (“Wuyuan”)

On December 16, 2009, the Company entered into an Equity Interest Purchase Agreement to acquire 100% of the outstanding equity interests in Wuyuan, a PRC company, from Flying Dragon Investment Management Limited, for a total purchase price of $877,552 (RMB 6,000,000), which purchase price was based on an appraised value of Wuyaun as of September 30, 2009.

The acquisition of Wuyuan was accounted for as a business combination, in accordance with FASB ASC 805 Business Combinations. The results of Wuyuan and the estimated fair market values of the assets and liabilities have been included in the Group’s consolidated financial statements from the date of acquisition. The purchase price of $877,552 was less than the fair value of the assets acquired and liabilities assumed and, accordingly, we recognized a gain related to the acquisition, as follows:

Prepaid expenses	$650,120
Other receivables	89,598
Inventories	67
Construction in progress	203,742
Intangible assets	244,000
Assets acquired	$1,187,527
Less: Purchase consideration (net of $3,081 cash received)	(874,471)
Gain on acquisition of Wuyuan	$313,056

As at the acquisition date, Wuyuan did not generate revenue. The following unaudited pro forma financial information presents the combined results of the Company as if the acquisition had occurred as of January 1, 2008:

	2009	2008
Revenue	$11,773,895	$5,491,227
Net income (loss)	$7,913,008	$(1,346,028)
Income (Loss) per share: Basic	$0.06	$(0.09)
Income (Loss) per share: Diluted	$0.05	$(0.01)

The following table summarizes the liabilities to be settled by the former shareholders but which are included in our balance sheet as of December 31, 2009. In accordance with the Agreement, these liabilities were not assumed by the Company and will be settled by the former shareholder of Wuyuan in 2010.

Accounts payable	$105,327
Other current liabilities	201,716
Liabilities to be settled by former shareholder	$307,043
Deemed receivable from former shareholder for settlement of certain liabilities	$307,043

15.  Deemed Receivable From Former Shareholders Of Subsidiaries Acquired For Settlement Of Certain Liabilities

Deemed receivable from former shareholders for settlement of certain liabilities of $1,983,782, as of December 31, 2009, represents $1,676,739 of the liabilities of Zhanhua Jiutai which are to be settled by the five former shareholders of Zhanhua Jiutai and $307,043 of the liabilities of Wuyuan which are to be settled by the former shareholder of Wuyuan, as disclosed in Note 14. These amounts will be due in future financial reporting periods.

16. Non-controlling Interests in Subsidiaries

As of December 31, 2009, Tianjin Huan Long Trading directly held a 1% non-controlling interest in our subsidiary SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng and Zhanhua Jiutai and a 0.7% non-controlling interest in Binhai Zhongneng. The total of these non-controlling interests at December 31, 2009 was $168,341 and their share of net income for 2009 was $65,935.

As of December 31, 2008, Tianjin Huan Long Trading directly held a 1% non-controlling interest in SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng. The total of these non-controlling interests at December 31, 2008 was $102,406 and their share of net income for 2008 was $24,010.

17.  Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2009.

BVI

Willsky is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for SingOcean, Acheng, and Daishiquiao for fiscal years 2009 and 2008. Chensheng was taxed at 0.8% of revenues for 2008 and 1% of its revenues from January to June 2009.  From July 2009 on, Chensheng is taxed at 25% of net income.

The current year tax provision was $2,142,816 and $639,088 for fiscal years 2009 and 2008, respectively.  The Group has recorded no deferred tax assets or liabilities as of December 31, 2009 and 2008, because all significant differences in tax basis and financial statement amounts are permanent differences.

	December 31
	2009	2008
Income Tax Expense:
Current tax	$2,142,816	$639,088
Change in deferred tax assets – NOL	(251,214)	1,032,020
Change in valuation allowance	251,214	(1,032,020)
Total	$2,142,816	$639,088

We follow the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2009.  Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns.  In addition, we a filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the years ended December 31, 2009 and 2008.

17. Income Taxes - continued

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes for the year ended December 31, 2009 and 2008 for the following reasons:

	December 31
	2009	2008
Income from continuing operations before income taxes	$8,940,751	$(995,787)
Computed “expected” income tax expense at 25% in 2009 and 2008, except on the net income of Chensheng of $76,188 in 2009 and $189,181 in 2008, respectively	$2,159,000	$(438,127)
Tax on gain on disposal of subsidiary	227,766	-
Income tax expense of Chensheng - charged at 1% and 0.8% of gross sales of $726,479 and $1,190,750 in 2009 and 2008, respectively	7,264	9,526
Tax effect of net taxable permanent differences	(251,214)	35,669
Effect of cumulative tax losses	-	1,032,020
	$2,142,816	$639,088

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the years ended December 31, 2009 and 2008.

18. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by including other potential Common Stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.  The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	Years ended December 31,
	2009	2008
Numerator for basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations	$8,158,813	$(1,370,038)
Deemed dividend on preferred stocks issued	(2,153,807)	(7,031,818)
Dividend on preferred stocks	(772,334)	(194,000)
Income (loss) from continuing operations used in computing basic earnings per share	$5,232,672	$(8,595,856)
Basic earnings (loss) per share from continuing operations	$0.05	$(0.09)
Numerator for basic earnings (loss) per share from discontinued operations
Net income (loss) from discontinued operations	$1,426,813	$288,847
Income from discontinued operations used in computing basic earnings per share	$1,426,813	$288,847
Basic income (loss) per share from discontinued operations	$0.01	$(0.00)
Numerator for diluted earnings per share from continuing operations
Net income (loss) from continuing operations	$5,232,672	$(8,595,856)
Deemed dividend on preferred stocks issued	2,153,807	7,031,818
Dividend on preferred stocks	772,334	194,000
Income (Loss) from continuing operations used in computing diluted earnings per share	$8,158,813	$(1,370,038)
Diluted earnings (loss) per share from continuing operations	$0.04	$(0.09)
Numerator for diluted earnings per share from discontinued operations
Net income from discontinued operations	$1,426,813	$288,847
Income from discontinued operations used in computing diluted earnings per share	$1,426,813	$288,847
Diluted earnings per share from discontinued operations	$0.01	$0.00
Denominator for basic and diluted earnings per share
Weighted average shares of Common Stock outstanding	100,268,687	98,727,193
Weighted average shares of Common Stock issuable on assumed conversion of preferred stock outstanding	96,910,180	23,800,763
Dilutive effect of options, warrants, and contingently issuable shares	12,103,829	1,847,146
Shares used in computing diluted net income (loss) per share	209,282,696	124,375,102
Total earnings (loss) per share:
Basic	$0.06	$(0.09)
Diluted	$0.05	$(0.09)

19.  Business and geographical segments

The Group’s operations are classified into two principal reportable segments which are the provision of gas pipe connection services and the provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	For the year ended December 31, 2009			For the year ended December 31, 2008			For the year ended December 31
	Connection services	Natural gas		Connection services	Natural gas		2009	2008
			Corporate			Corporate	Total	Total
External revenue	$11,093,444	$680,451	$-	$4,919,392	$571,835	$-	$11,773,895	$5,491,227
Interest income	69,560	-	-	-	-	11,777	69,560	11,777
Interest expense	-	-	(10,719)	-	-	(33,718)	(10,719)	(33,718)
Depreciation and amortization	104,105	121,651	132,470	292,839	60,440	34,164	358,226	387,443
Income tax	2,136,625	6,191	-	624,945	14,143	-	2,142,816	639,088
Net income (loss)	8,694,517	24,765	(494,534)	4,889,296	56,571	(6,291,895)	8,224,748	(1,346,028)
Expenditures for long-lived assets	4,808,468	155,609	172,549	892,090	848,889	105,712	5,136,626	1,846,691
Total Assets	$23,608,532	$2,820,280	$13,797,010	$16,542,520	$2,520,108	$7,870,119	$40,225,822	$26,932,747

20. Concentrations and Credit Risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at December 31, 2009 and 2008 amounted to $2,672,884 and $5,612,356, respectively, of which no deposits were covered by insurance. Also, as of December 31, 2009 and 2008, the Company held $180,352 and $221,152, respectively, in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors to restrict use of the funds to pay preferred stock dividends and investor relation expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the year ended December 31, 2009, one customer accounted for approximately 11% of the Company’s revenues and approximately 34% of the Company’s accounts receivable as of December 31, 2009. For the year ended December 31, 2008, two customers accounted for approximately 70% of the Company’s revenues and 84% of the Company’s accounts receivable as of December 31, 2008.

Major suppliers – For the year ended December 31, 2009, two suppliers accounted for approximately 47% of the Company’s purchases and approximately 24% of the Company’s accounts payable as of December 31, 2009. For the year ended December 31, 2008, four suppliers accounted for approximately 79% of the Company’s purchases and approximately 16% of the Company’s accounts payable as of December 31, 2008.

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

Environmental Matters - The Group does not anticipate any material future cash requirements related to environmental issues. If circumstances change, the Group will record the estimated charges necessary to return sites to their original condition.

21. Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. The Company is obligated under operating leases requiring minimum rentals as follows:

Year ending December 31:
2010	$130,616
2011	119
2012	-
2013	-
2014	-
Thereafter	-
Total minimum lease payments	$130,735

During the year ended December 31, 2009 and 2008, rental expenses included in general and administrative expenses were $94,966 and $1,340, respectively.

As of December 31, 2009 and 2008, the Company did not have any contingent liabilities.

The Group is obligated to provide uninterrupted piped gas to connected users and to ensure safety in the process of piped gas operations. The volume of gas to be supplied by the Group will grow with the increase in gas users. The Group has selected three qualified gas resource suppliers to ensure stable operations in meeting its obligations.

22. Subsequent Events

Acquisition of Fuzhou City Lean Zhongran Gas Inc. a PRC company (“Lean Zhongran”)

On December 16, 2009, the Company entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interests in Lean Zhongran, a PRC company, from Flying Dragon Resource Development Limited, for a total purchase price of approximately $702,782 (RMB 4,800,000). The purchase price is based on an appraised value of Lean Zhongran as of September 30, 2009 and will be adjusted to reflect the appraised value of the assets as of the closing date. The closing of the transaction is subject to approval by our Board of Directors.

Fuzhou Zhongran - Dongxiang Project

On January 5, 2010, the Company entered into an Equity Interest Purchase Agreement, to acquire all of the outstanding equity interests in Stockholder Flying Dragon Gas Inc., a PRC company (“Stockholder Zhongran”) from Flying Dragon Resource Development Limited and Flying Dragon Investment Management Limited. The effectiveness of the Agreement was subject to the approval of our Board of Directors, which approval was granted on December 2, 2009.

Under the Agreement, Willsky will purchase 100% of the outstanding equity interests in Fuzhou Zhongran for a total purchase price of approximately $3,800,000 (RMB 26,000,000).  The purchase price is based on an appraised value of Fuzhou Zhongran as of September 30, 2009 and will be adjusted to reflect the appraised value of the assets as of the closing date. The closing of the transaction is subject to Board approval.

Acquisition of Beijing Century Dadi Gas Engineering Co., Ltd.(“Century Dadi”) and its affiliated companies including Beijing Dadi Gas Engineering Co. Ltd. (“Dadi Gas”)

On March 8, 2010, the Company entered into an Equity Transfer Agreement with Mr. Tang Zhixiang, to acquire from Mr. Tang a 70% equity interest in Century Dadi, a PRC company and a 70% equity interest in its affiliated companies including Dadi Gas.

Century Dadi, Dadi Gas and their respective affiliated companies are primarily engaged in the business of the supply of natural gas and construction and development of a gas pipeline network in urban areas. The total purchase price has not yet been determined but will be based on a multiple of the net profits of Century Dadi and its consolidated subsidiaries for the year ended December 31, 2009, as determined in accordance with US GAAP consistently applied, capped at approximately $57,500,000 (RMB392,150,000). The purchase price is payable in three installments. Each payment is subject to satisfaction of certain preconditions.

Under the terms of the Agreement, the parties will open a mutually managed account and we will deposit approximately $1,466,000 (RMB10,000,000) into that account, to be applied towards the purchase price.

22. Subsequent Events – continued

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd (“Yingkou Zhongneng”)

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000).

The purchase price is payable in two installments. The first installment of approximately $1,600,000 (RMB 10,950,000) is payable within 30 days of the execution of the Agreement. The second installment of approximately $1,600,000 (RMB 10,950,000) is payable within 30 days of the completion of the registration of transfer. The registration of the transfer of the equity is required to be completed within 60 days of the date of the Agreement. If the Purchaser fails to make any payments of the purchase price when due, it is required to pay an overdue penalty of 1.5% per day of the amount payable.

The Agreement contains representations and warranties by each party customary for transactions of this nature, the breach of which gives the non breaching party the right to sue for damages. In the event that the Agreement is wrongfully terminated by either party, the terminating party shall pay the non-terminating party a penalty equal to 2% of the purchase price.

The Company evaluated subsequent events from the balance sheet date through when the report is issued.

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

Signature	Title

/s/ Yangkan Chong	Chief Executive Officer and Director
Yangkan Chong	(Principal Executive Officer)

/s/ Eric TAK Shing YU	Chief Financial Officer (Principal Financial and Accounting
Eric TAK Shing YU	Officer)

/s/ Chunming Guo	Director
Chunming Guo

/s/ Mary Fellows	Director
Mary Fellows

/s/ John D. Kuhns	Director
John D. Kuhns

/s/ James Tie Li	Director
James Tie Li

/s/ Shadron Lee Stastney	Director
Shadron Lee Stastney

EXHIBIT INDEX

Exhibit Number	Description

10.28	Equity Purchase Agreement, dated December 12, 2009, between Qinhuangdao Chensheng Gas Co., Ltd and the 5 shareholders of Zhanhua Jiutai Gas Co., Ltd

10.29	Equity Purchase Agreement, dated December 16, 2009, between Willsky Development, Ltd and Flying Dragon Resource Development Limited

10.30	Equity Purchase Agreement, dated December 16, 2009, between Flying Dragon Investment Management Limited and Willsky Development Ltd.

10.31	Asset Purchase Agreement, dated December 22, 2009, between Tianjin SingOcean Public Utilities Development Co., Ltd and Harbin Hengsheng Real Estate Development Co., Ltd.

10.32	Equity Purchase Agreement, dated January 5,2010, between Willsky Development, Ltd, Flying Dragon Investment Management Limited and Flying Dragon Investment Management Limited.

10.33	Equity Transfer Agreement , dated March 8, 2010, between the Company and Mr. Tang Zhixiang.

10.34	Equity Transfer Agreement , dated March 17, 2010, between Tianjin SingOcean Public Utilities Development Co., Ltd and Hunan Zhongyouzhiyuan Gas Co., Ltd.

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer

32	Section 1350 Certifications