Form 10-Q/A
period 2009-03-31
China New Energy Group CO
filed 2010-05-24
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	101,788,199

Quarterly Report on FORM 10-Q/A

Three Months Ended March 31, 2009

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	39
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	47
ITEM 4.	CONTROLS AND PROCEDURES.	47

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	48
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	48
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	48
ITEM 5.	OTHER INFORMATION.	48
ITEM 6.	EXHIBITS.	48

EXPLANATORY NOTE REGARDING RESTATEMENT

This Amendment No. 1 ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009 ("Form 10-Q"), which was filed with the SEC on May 15, 2009, amends the Form 10-Q to reflect restated amounts and revised disclosures of the Company's consolidated financial statements for the three month period ended March 31 2009 and for the year ended December 31, 2008.

The company has restated its property, plant and equipment, intangible assets, registration rights penalties payable and certain expenses for the three months ended March 31, 2009 and expanded the related footnote disclosures. These adjustments resulted in an increase in the Group’s net loss for the three months ended March 31, 2009 by $12,152,643, from the net loss of $338,900 to the net loss of $12,491,543, with a corresponding increase in accumulated deficit and equity at March 31, 2009. A detailed discussion of the restatement of the consolidated financial statements for the three months ended March 31, 2009 originally filed May 20, 2009 is included in note 18

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA NEW ENERGY GROUP COMPANY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,634,032	$5,612,356
Restricted cash	220,737	221,152
Accounts receivable, net of allowance for doubtful accounts of $- and $-	1,685,239	2,183,087
Inventories, net	287,450	257,597
Prepaid expenses	376,738	133,614
Other current assets	2,338	3,340
TOTAL CURRENT ASSETS	6,206,534	8,411,146

Property, plant and equipment, net	13,495,652	13,470,468
Intangible assets, net	1,301,326	1,308,375
Other receivables	2,286,943	2,254,997
Deposits paid for acquisition of long term assets	1,497,837	1,424,747
Goodwill	63,017	63,014
TOTAL ASSETS	$24,851,309	$26,932,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
	Restated
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$997,417	$874,542
Accruals and other payables	244,600	242,309
Acquisition consideration payable	-	1,838,946
Registration rights penalties payable	1,350,000	900,000
Tax payable	221,209	693,116
Related party payables	498,638	498,703
Dividends payable on preferred stock	329,000	194,000
Derivative financial instruments – warrants	17,218,657	5,506,143

TOTAL CURRENT LIABILITIES	20,859,521	10,747,759

Commitment and contingencies (Note 16)

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock: 1,857,373 shares issued and outstanding, liquidation preference of $8,971,112 as of March 31, 2009 and December 31, 2008	7,031,818	7,031,818

CHINA NEW ENERGY'S STOCKHOLDERS' DEFICIENCY

Common stock: 500,000,000 shares authorized, $0.001 par value, 100,000,041 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	100,000	100,000
Additional paid in capital	9,396,046	9,396,046
Accumulated deficit	(16,414,737)	(3,809,149)
Statutory surplus reserve fund	1,746,890	1,746,890
Accumulated other comprehensive income	1,606,297	1,616,977
TOTAL CHINA NEW ENERGY'S STOCKHOLDERS’ (DEFICIT) EQUITY	(3,565,504)	9,050,764

Non-controlling interest	525,474	102,406
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(3,040,030)	9,153,170

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY	$24,851,309	$26,932,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	(Unaudited)
	For the three months ended
	March 31,
	2009	2008
	Restated
Revenue:
Connection services	$146,752	$-
Natural gas	178,265	101,755
	325,017	101,755
Cost of Sales:
Connection services	93,955	-
Natural gas	181,735	75,937
	275,690	75,937
Gross Profit	49,327	25,818
Operating Expenses:
General and administrative expenses	334,638	202,975
Selling expenses	50,500	43,444
Registration rights penalties	450,000	-
Total operating expenses	835,138	246,419
Operating Loss	(785,811)	(220,601)
Other Income (Expenses):
Change in fair value of derivative financial instruments – warrants	(11,712,514)	-
Interest income	8,357	-
Interest expense	(671)	(124)
Other Income	93	-
Total other expenses	(11,704,735)	(124)
Loss From Continuing Operations, Before Income Tax	(12,490,546)	(220,725)
Income Tax	(997)	-
Loss From Continuing Operations, net of Income Tax	(12,491,543)	(220,725)
Loss From Discontinued Operations, net of Income Tax	-	(17,838)
Net Loss	(12,491,543)	(238,563)
Add: Net loss Attributable to Non-controlling Interest	20,955	1,166
Net Loss Attributable to China New Energy Group	(12,470,588)	(237,397)
Dividends and Deemed Dividend on Preferred Stock	(135,000)	-

Net Loss Attributable to Common Stockholders	(12,605,588)	(237,397)

Other Comprehensive Loss
Net Loss	(12,491,543)	(238,563)
Foreign currency translation	(10,679)	127,843
Comprehensive Loss Attributable to Non-controlling Interest	5,026	1,291
Comprehensive Loss	$(12,497,196)	$(109,429)

(Loss) per share – Basic
(Loss) from continuing operations	(0.13)	(0.00)
(Loss) from discontinued operations	0.00	(0.00)
Total (loss) per share	$(0.13)	$(0.00)

(Loss) per share – Diluted
(Loss) from continuing operations	(0.13)	(0.00)
(Loss) from discontinued operations	0.00	(0.00)
Total (loss) per share	$(0.13)	$(0.00)

Weighted average common shares outstanding
Basic	100,000,041	95,134,934
Diluted	176,709,543	95,134,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2009	2008
	Restated
Cash flows from operating activities
Net loss	$(12,491,543)	$(220,725)
Net loss from discontinued operations	-	(17,838)
Net loss from continuing operations	(12,491,543)	(238,563)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,863	41,897
Change in fair value of derivative financial instruments – warrants	11,712,514	-
Registration rights penalties	450,000	-

Changes in operating assets and liabilities:
Accounts receivable	497,969	312,302
Other receivables	(18,465)	-
Inventories	(29,838)	179,024
Prepaid expenses	(243,112)	12,201
Other current assets	1,002	-
Accounts payable	114,362	(181,084)
Accrued expense	-	(332,724)
Other payables	(4,541)	(4,252)
Tax payable	(471,940)	1,620
Cash provided by operating activities-continuing operations	(372,729)	(209,579)
Cash provided by operating activities-discontinued operations	-	239

Net cash used in operating activities	(372,729)	(209,340)

Cash flows from investing activities
Deposits paid and acquisition of property, plant and equipment	(201,139)	(184,660)
Payment made to acquire subsidiary – Chensheng	(1,838,946)	-
Cash used in investing activities-continuing operations	(2,040,085)	(184,660)
Cash used in investing activities-discontinued operations	-	(44,039)

Net cash used in investing activities	(2,040,085)	(228,699)

Cash flows from financing activities
Fund deposit as restricted cash	415	-
Contribution from Non-controlling interest	438,852	59,656
Cash provided by financing activities-continuing operations	439,267	59,656
Cash provided by financing activities-discontinued operations	-	-

Net cash flows provided by financing activities:	439,267	59,656

Effect of exchange rate changes in cash and cash equivalents	(4,777)	60,043

Net decrease in cash and cash equivalents	(1,978,324)	(318,340)

Cash and cash equivalents - beginning of period	5,612,356	2,311,028

Cash and cash equivalents - end of period	$3,634,032	$1,992,688

Supplemental disclosure of non cash investing and financing activities:

Interest paid in cash	$-	$-
Income taxed paid in cash	$371,384	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Restatement of previously issued March 31, 2009 Consolidated Financial Statements

The Group has restated its property, plant and equipment, intangible assets, registration rights penalties payable and certain expenses for the three months ended March 31, 2009 and expanded the related footnote disclosures. These adjustments resulted in an increase in the Group’s net loss for the three months ended March 31, 2009 by $12,152,643, from the net loss of $338,900 to the net loss of $12,491,543, with a corresponding increase in accumulated deficit and equity at March 31, 2009. A detailed discussion of the restatement of the consolidated financial statements for the three months ended March 31, 2009 originally filed May 20, 2009 is included in note 18.

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Group believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Group for the year ended December 31, 2008 and notes thereto included in the Form 10KA of China New Energy Group Company filed on April 15, 2010. The Group follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Organization and Nature of Business

China New Energy Group Company (“CNER” and the “Group”) was incorporated on March 28, 2008 in the state of Delaware USA, under the name of Travel Hunt Holdings, Inc.. On May 27, 2008, Travel Hunt changed its name to China New Energy Group Company in connection with a share exchange transaction as described below.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

2.	Organization and Nature of Business - continued

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

Principal activity
The principal activity of the Group is the operation of natural gas distribution network through its Chinese subsidiary companies. The Group’s operating subsidiaries and branches (which together with the Company are collectively referred to as the “Group”) and their principal activities as of March 31, 2009 are as follows:

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

2.    Organization and Nature of Business-continued

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

3. Summary of Significant Accounting Policies

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

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Group and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(d) Cash and Cash Equivalents
The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009 and December 31, 2008, the Group did not have any cash equivalents.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Group, is remote.

(e) Property, Plant and Equipment

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(f) Intangible Assets

Intangible assets are generally amortized on a straight line basis over their respective estimated useful lives. The Group has no intangible assets with indefinite useful lives. Intangible assets represent land use rights in the PRC. According to Chinese regulations, land belongs to the nation. Land use rights refer to the purchase of the legal right to use land from the government. The term of the land use rights is 50 years. The land use rights are amortized using the straight-line method over their estimated useful life of 50 years.

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

(i) Impairment of Assets

In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2009 and December 31, 2008, no impairment loss has been recognized.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

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

During the three months ended March 31, 2009 and 2008, all the contracts for connection services were started and completed in the same period.

Revenue from sale of gas

Sales revenue from sale of gas represents the invoiced value of goods sold, net of value-added tax (“VAT”). Revenue from sale of gas is recognized when the goods are delivered and title has passed.

All of the Group’s products that are sold in the PRC are subject to Chinese value-added tax of 3% of the gross sales price. This VAT may be offset by VAT paid by the Group on raw materials and other materials included in the cost of producing their finished product. The Group recorded VAT payable and VAT receivable net of payments in the financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

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

Our derivative instrument liabilities are recorded at fair value. Our financial instruments that are recorded at cost include cash and cash equivalents, restricted cash, accounts receivable, receivables related to subsidiaries sold, deposits for acquisitions, accounts payable, accrued expenses, dividends payable, other current liabilities, and our convertible preferred stock. We believe the carrying values of these financial instruments approximate their fair values due to their short-term nature.

(n) Derivative Financial Instruments

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(o) Basic and Diluted Earnings Per Share

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

(p) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Group during the periods presented from foreign currency translation adjustments.

(q) Profit Appropriation

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

(r) Accounts Receivable

Gas connection fees are recognized on the percentage of completion method, measured by reference to the value of work carried out during the year. The portion that is not received in cash is recorded as accounts receivable.

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the period end. Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Over the last two years, we have not experienced any bad debts from customers and, accordingly, did not have a provision for uncollectible accounts at March 31, 2009 and December 31, 2008.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(s) Non-controlling interests

As of March 31, 2009 , Tianjin Huan Long Trading directly held a 1% non-controlling interest in Tianjin Singocean and held a 0.5% non-controlling interest interest in Qinhuangdao Chengsheng Gas Co., Ltd.

(t) Discontinued Operations

Effective September 26, 2008, the Group entered into an asset swap in which it disposed of our former subsidiary Hunchun.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2008.

(u)   Advertising and Promotion Costs

Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of March 31, 2009 and 2008, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs were nil for the three months ended March 31, 2009 and 2008.

(v)   Post-Retirement and Post-Employment Benefits

The Group’s subsidiaries contribute to a state pension plan in respect of its PRC employees. Other than the above, neither the Group nor its subsidiary provides any other post-retirement or post-employment benefits.

(w)  Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended March 31, 2009 and 2008, shipping and handling costs were nil.

(x)   Seasonality

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

 (y) New Accounting Pronouncements

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy affects our acquisitions made during 2009.

In December 2007, the FASB issued new accounting and disclosure guidance related to non-controlling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a non-controlling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy affects the presentation and disclosure of non-controlling interests on our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of the valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Group’s consolidated financial statements.

In January 2010, the FASB issued an accounting standard update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Group does not expect the provisions of this ASU to have a material effect on the financial position, results of operations, or cash flows of the Group.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
4. Restricted Cash

At March 31, 2009 and December 31, 2008, restricted cash of $220,737 and $221,152 represented the cash held by an escrow agent for expenses relating to investor and public relations.

5. Other Receivables

Other receivables consist of the following:

	March 31 2009	December 31 2008
	Unaudited

Due from Tianjin East Ocean Gas Company Limited	$1,416,790	$1,416,707
Other receivables	870,153	838,290

Total	$2,286,943	$2,254,997

The balance due from Tianjin East Ocean Gas Company Limited (“East Ocean”) represents the amount due from Hunchun to the Group which was assigned to East Ocean when East Ocean obtained 99% ownership of Hunchun by the exchange of a 49% ownership interest in Chensheng during September 2008.

Other receivables are mainly comprised of an amount due from the Dashiqiao City Construction Bureau relating to various construction projects.  These deposits will be refunded to us once certain construction milestones are completed.

6. Inventories

Inventories at March 31, 2009 and December 31, 2008 of $287,450 and $257,597, respectively, consist of raw materials and do not include any work in progress or finished goods.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

7. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:
	March 31 2009	December 31 2008
	Unaudited
	(Restated)
At Cost
Office Equipment	$77,772	$33,660
Motor Vehicles	171,184	171,175
Gas Transportation Vehicles	652,948	652,910
Gas Station	891,343	891,291
Machinery	141,733	141,725
Underground Gas Pipelines	6,631,285	6,630,897
	8,566,265	8,521,658
Less: Accumulated depreciation	(744,517)	(640,741)
	$7,821,748	$7,880,917
Construction-in-progress	5,673,904	5,589,551
	13,495,652	13,470,468

The gas pipelines, gas station, and other constructed assets belong to the Group, not to the municipalities or other units that contract with the Group to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

During the three months ended March 31, 2009, depreciation expenses amounted to $103,738, of which $94,471 and $9,267 were recorded as cost of sales and general and administrative expenses, respectively.

During the three months ended March 31, 2008, depreciation expenses amounted to $39,853, of which $37,602 and $2,251 were recorded as cost of sales and general and administrative expenses, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

8. Intangible Assets, net

Intangible asset consist of the following:
	March 31 2009	December 31 2008
	Unaudited
	(Restated)
Land use rights	$1,348,995	$1,348,915
Less: accumulated amortization	(47,669)	(40,540)

	$1,301,326	$1,308,375

Amortization expense for the three months ended March 31, 2009 and 2008 was $7,125 and $2,044, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$21,375
2010	28,500
2011	28,500
2012	28,500
2013	28,500
Thereafter	1,165,951

Total	$1,301,326

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

9. Acquisition Consideration Payable

	March 31 2009	December 31 2008
	Restated

Acquisition consideration payable relating to the purchase of Chensheng	-	1,838,946
Total	$-	$1,838,946

The acquisition consideration payable as of December 31, 2008 represents the amount due for acquiring the remaining 51% interest in Chensheng in December, 2008 (see Note 2).  This amount was paid on January 20, 2009.

10. Related Party Payable

As of March 31, 2009 and December 31, 2008, the Group has the following balances payable to related parties:

	March 31 2009	December 31 2008
	Restated
Eternal International Holding Group Ltd, shareholder of the Company	400,726	400,797

Tianjin Huanlong Commercial and Trading Company, non-controlling shareholder of the a subsidiary	$97,912	$97,906
	$498,638	$498,703
The balances have no stated terms for repayment and are not interest bearing.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

11. Capital Stock Transactions

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

At March 31, 2009 and December 31, 2008, 1,857,373 shares of Series A Preferred Stock were issued and outstanding.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

11. Capital Stock Transactions -continued

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

11. Capital Stock Transactions -continued

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

As at March 31, 2009 and December 31, 2008, the fair value of the warrants was $17,218,657 and $5,506,143, respectively. Therefore, the Company recognized a loss of $11,712,514 and $2,553,870 loss from the change in fair value for the quarter ended March 31, 2009 and for the year ended December 31, 2008.

As at March 31, 2009 and December 31, 2008, the fair value of the warrants was $17,218,657 and $5,506,143, respectively, based on the following assumptions:

	March 31, 2009	December 31, 2008

Warrants outstanding	19,502,412	19,502,412
Exercise price	$0.187	$0.187
Annual dividend yield	0%	0%
Expected life (years)	4.42	4.64
Risk-free interest rate	1.51%	1.45%
Expected volatility	90%	66%

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

11. Capital Stock Transactions -continued

August 20, 2008 Private Placement - Series A Redeemable Convertible Preferred Stock

Make Good Provision
The Company agreed to make good provisions that will require the Company to issue to China Hand up to an aggregate of 1,114,442 (557,221 shares for each of 2008 and 2009) additional shares of its Preferred Stock if it does not achieve the targeted after-tax net income and earnings per share targets for 2008 and 2009. The 2008 after tax net income target is $4,300,000, and the 2008 earnings per share target is $0.0261 on a fully-diluted basis. The 2009 after tax net income target is $6,000,000 and the 2009 earnings per share target is $0.0294 on a fully diluted basis; provided that if the Subsequent Closing does not occur within 30 days of the filing of the Company’s 2008 annual report on Form 10-K. As of December 31, 2008, the Company has not met the 2008 Income Target of $4,300,000.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

11. Capital Stock Transactions -continued

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

As of December 31, 2008, the Group has not filed the required Registration Statement. Management currently expects to file the required Registration Statement and use it best efforts to have it effective by December, 2009. In accordance with the guidance in EITF 00-19-2, the Group has accrued the $90,000 per month registration delay payments for the 15 month period from October, 2008 to December, 2009 and as of March 31, 2009 and December 31, 2008, has accrued an amount of $1,350,000 and $900,000 for these registration delay payments respectively.

August 20, 2008 Private Placement - Series A Redeemable Convertible Preferred Stock

Accounting
In accordance with the guidance in FAS 133 Derivatives and Hedging – Recognition, the Series A Preferred Stock is considered to be an equity instrument and, accordingly, the embedded conversion option has not been separated and accounted for as a derivative financial instrument. After allocating $1,968,182 to the initial fair value of the warrants issued to China Hand, the remaining proceeds received from China Hand of $7,031,818 were allocated to the carrying value of the Series A Preferred Stock. As required by EITF 00-27 Beneficial Conversion Features, the Company recognized a beneficial conversion feature as of the date of issuance of the Series A Preferred Stock. The amount of the beneficial conversion feature exceeded the proceeds allocated to the carrying value of the Series A Preferred Stock and, accordingly, the beneficial conversion feature recorded was limited to the allocated proceeds. Because the holders of the Series A Preferred Stock may convert their shares at any time, the beneficial conversion feature recorded of $7,031,818 was immediately recognized as a deemed dividend to those holders.

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

Because the Series A Preferred Stock has conditions for its redemption that may be outside our control, including the right of the holders to request redemption at the liquidation value in the event of a Fundamental Transaction or a Change in Control, in accordance with EITF D-098 Distinguishing Liabilities from Equity, the Series A Preferred Stock has been classified outside of Stockholders’ Equity in our consolidated balance sheet. Because the Company believes that it is not probable that the Series A Preferred Stock will become redeemable, the carrying value of the Series A Preferred Stock is not being adjusted to its redemption value.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

12. Income Taxes

USA
The Group and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Group had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2009.

BVI
Willsky incorporated under the international Business Companies Act of the British Virgin Islands and, accordingly is exempted from payment of British Virgin Islands income taxes.

PRC
Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Singocean, Acheng, and Daishiquiao, whereas Chensheng is being taxed on 0.8% of its annual sales.

The Group had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.  The income tax expense was $997 and $0 for the three months ended March 31, 2009 and 2008, respectively.  The Group has recorded no deferred tax assets or liabilities as of March 31, 2009 and 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expenses. There were no interest and penalties recorded for the three months ended March 31, 2009.

	For The Three Months Ended
	March 31,
	2009	2008
	Unaudited	Unaudited
	(Restated)
Income Tax Expense
Current tax	$997	$-
Change in deferred tax assets – NOL	3,124,970	35,240
Change in valuation allowance	(3,124,970)	(35,240)
Total	$997	$-

All of the Group’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the fiscal year of 2009 and 2008 respectively to income (loss) before income taxes for the three months ended March 31, 2009 and 2008 for the following reasons:

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

12. Income Taxes-continued

	For The Three Months Ended
	March 31,
	2009	2008
	Unaudited	Unaudited
	(Restated)

Loss from continuing operations before income taxes	$(12,490,546)	$(220,725)

Computed “expected” income tax expense at 25% in 2009 and 2008, except on the net income of Chensheng of $2,931 in 2009 and $- in 2008	$(3,125,567)	(55,181)
Income tax expense of “Chensheng” - charged at 0.8% of gross sales of $ 199,250 and $- in 2008	1,594	-
Tax effect of net taxable permanent differences	-	19,941
Effect of cumulative tax losses	3,124,970	35,240
	$997	$-

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the years ended December 31, 2009 and 2008.

13. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing the earnings for the periods by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.  The numerators and denominators used in the computations of basic and dilutive EPS are presented in the following table:
	Three months ended March 31,
	2009	2008
	unaudited	unaudited
	(restated)
Numerator for basic earnings (loss) per share from continuing operations
Net (loss) income from continuing operations	$(12,470,588)	$(237,397)
Dividend on preferred stocks	(135,000)	-

Income (loss) from continuing operations used in computing basic earnings per share	$(12,605,588)	$(237,397)

Basic earnings (loss) per share from continuing operations	$(0.13)	$(0.00)

Numerator for basic earnings (loss) per share from discontinued operations
Net income (loss) from discontinued operations	$-	$(17,838)
Dividend on preferred stocks	-	-

Income (loss) from discontinued operations used in computing basic earnings per share	$-	$(17,838)

Basic earnings (loss) per share from discontinued operations	$-	$0.00

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

13. Earnings Per Share - continued

Numerator for diluted earnings per share from continuing operations
Net income (loss) from continuing operations	$(12,605,588)	$(237,397)
Dividend on preferred stocks	135,000	-

Income (Loss) from continuing operations used in computing diluted earnings per share	$(12,470,588)	$(237,397)

Diluted earnings (loss) per share from continuing operations	$(0.13)	$0.00

Numerator for diluted earnings per share from discontinued operations
Net income (loss) from discontinued operations	$-	$(17,838)
Dividend on preferred stocks	-	-

Income (loss) from discontinued operations used in computing diluted earnings per share	$-	$(17,838)

Diluted earnings (loss) per share from discontinued operations	$-	$0.00

Denominator for basic and diluted earnings per share
Weighted average shares of common stock outstanding	100,000,041	95,134,934
Weighted average shares of common stock issuable on assumed conversion of preferred stock outstanding	65,008,055	-
Dilutive effect of options, warrants, and contingently issuable shares	11,701,447	-
Shares used in computing diluted net income (loss) per share	176,709,543	95,134,934

Total earnings (loss) per share:
Basic	$(0.13)	$0.00
Diluted	$(0.13)	$0.00

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

14. Business and geographical segments

The Group’s operations are classified into two principal reportable segments which are provision of gas pipe connection services and provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments
	Provision of gas pipe connection services	Provision of natural gas	Corporate	Provision of connection services	Provision of natural gas	Corporate	Total
	For the three months ended March 31, 2009			For the three months ended March 31, 2008			For the three months ended March 31
							2009	2008

External revenue	$146,752	$178,265	$-	$-	$101,755	$-	$325,017	$101,755
Interest income	8,357	-	-	-	-	-	8,357	-
Interest expense	(211)	-	(460)	-	(124)	-	(671)	(124)
Depreciation and amortization	53,566	40,905	16,392	26,172	11,430	4,295	110,863	41,897
Income Tax	997	-	-	-	-	-	997	-

Net income (loss) after income tax	60,484	(3,470)	(12,548,557)	-	(238,563)		(12,491,543)	(238,563)

Expenditures for long-lived assets	137,166	19,865	44,108	-	184,373	-	201,139	184,373

	As at March 31, 2009			At December 31, 2008			As at March 31, 2009	At December 31, 2008
Assets	15,336,666	8,277,575	1,237,068	16,542,520	2,520,108	7,870,119	24,851,309	26,932,747

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

15. Concentrations and Credit Risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Group considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at March 31, 2009 and 2008 amounted to $3,634,032 and $5,612,356, respectively, of which no deposits were covered by insurance. Also, as of March 31, 2009 and 2008, the Group held $220,737 and $221,152 in restricted cash in a corporate legal counsel’s trust account respectively, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Group to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Group has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers –For the three months ended March 31, 2009, one customer accounted for approximately 45% of the Company’s sales and four customers accounted for approximately 58% of the Company’s accounts receivable as of March 31, 2009. For the three months ended March 31, 2008, no customers accounted for more than 10% of the Company’s sales and two customers accounted for approximately 90% of the Company’s account receivable as of March 31, 2008.

Major suppliers –For the three months ended March 31, 2009, one supplier accounted for approximately 13% of the Company’s purchases and three suppliers accounted for approximately 67% of the Company’s accounts payable as of March 31, 2009. For the three months ended March 31, 2008, no suppliers accounted for more than 10% of the Company’s purchases and three suppliers accounted for approximately 79% of the Company’s accounts payable as of March 31, 2008.

Political and economic risks - The Group's operations are carried out in the PRC. Accordingly, the Group's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC's economy. The Group's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environments, and foreign currency exchange. The Group's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

The Group does not require collateral to support financial instruments that are subject to credit risk.

Environmental Matters - The Group does not anticipate any material future cash requirements related to environmental issues. If circumstances change, the Group will record the estimated charges necessary to return sites to their original condition.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

16. Commitments and Contingencies

Operating Leases - In the normal course of business, the Group leases the land for hen house under operating lease agreements. The Group rents land, primarily for the office rental. The operating lease agreements generally contain renewal options that may be exercised at the Group’s discretion after the completion of the base rental terms. The Group was obligated under operating leases requiring minimum rentals as follows:

As of December 31,

Remainder of 2009	$100,219
2010	114,743
2011	-
2012	-
2013	-
Thereafter	-

Total minimum lease payments	$214,962

During the three months ended March 31, 2009 and 2008, rental expenses included in general and administrative expenses were $35,479 and $0, respectively.

As of March 31, 2009, and December 31, 2008, the Group did not have any contingent liabilities.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

17. Subsequent Events

Issuance of Series B Convertible Preferred Stock Securities Purchase Agreement

On April 30, 2009, China New Energy Group Company (the “Group”) entered into a Series B Convertible Preferred Stock Securities Purchase Agreement (the “SPA”) with China Hand Fund I L.P. (“China Hand”).

Pursuant to the SPA, on May 1, 2009, the Group issued and sold to China Hand, and China Hand purchased from the Group, 1,116,388 shares of the Group’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 7,814,719 shares of its Common Stock at an initial exercise price of $0.187 per share (subject to adjustments) for a period of five (5) years following the date of issuance for an aggregate purchase price of $5,400,000 (the “Private Placement”).

Kuhns Brothers Securities Corporation (“Kuhns Brothers”) acted as placement agent in connection with the Private Placement. As compensation for its services, Kuhns Brothers received a cash fee equal to $540,000, representing 10% of the gross proceeds received from the Private Placement, as well as warrants to purchase 3,907,358 shares of the Group’s Common Stock (the “Agent Warrants”), representing 10% the aggregate number of shares of common stock issuable to China Hand in the Private Placement upon conversion of the Preferred Stock.

In connection with the signing of the SPA, on April 30, 2009, the Group also entered into a Closing Escrow Agreement by and among the Group, China Hand and Escrow LLC (the “Escrow Agent”), pursuant to which China Hand agreed to deposit all funds due to the Group under the SPA in escrow until such time as all closing conditions of the SPA have been satisfied and the Escrow Agent shall have received notice, executed by both the Group and China Hand, instructing the Escrow Agent to release such funds to the Group. The Closing Escrow Agreement terminates upon the release of all funds from escrow as described above, or upon the 90th day following the date of the Closing Escrow Agreement if no such instructions to disburse funds is received by the Escrow Agent, on which date all such funds will be returned to China Hand.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

17. Subsequent Events - continued

Make Good Provision

Additionally, the Group agreed to make good provisions that will require the Group to issue to China Hand up to 334,916 additional shares (the “Make Good Shares”) of its Series B Preferred Stock if it does not achieve an audited after-tax net income of $5.0 million for the year ending December 31, 2009 (the “2009 Income Target”); if the Group is successful in achieving the 2009 Income Target, China Hand will transfer 22,327 shares of its Series B Preferred Stock to certain members of the Group’s management, which shares have been deposited into an escrow account.  The Group also agreed to issue to China Hand 27,910 shares of Series B Preferred Stock if the Group’s Common Stock is not listed for trading on a national securities exchange on or before January 31, 2010 (the “Listing Shares”).

Amendment and Restatement of Certain Registration Rights

In connection with the closing of the Private Placement, the Group and China Hand amended and restated that certain  registration rights agreement between the Group and China Hand dated August 20, 2008.  Pursuant to the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”),  among other things, the Group agreed to register all of the shares of common stock underlying the securities issued to China Hand in the Private Placement, as well as the private placement that was consummated on August 20, 2008 (collectively, the “Shares”) within a pre-defined period. Under the terms of the Amended and Restated Registration Rights Agreement, the Group is obligated to file a registration statement (the “Registration Statement”) under the Securities Act of 1933 covering the resale of the Shares by May 30, 2009. The Group is subject to registration delay payments in amounts prescribed by the Amended and Restated Registration Rights Agreement if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments will accrue at a rate of $54,000 per month or one percent (1%) of the gross proceeds of the Private Placement; provided that the maximum aggregate amount of the registration delay payments pursuant to the Amended and Restated Registration Rights Agreement is $810,000, or fifteen percent (15%) of the gross proceeds of the Private Placement.

Waiver of Certain Post-Closing Obligations in the August Securities Purchase Agreement

As partial consideration for the Group’s issuance of the Series B Preferred Stock, and in connection with the closing of the Private Placement, the Group and China Hand executed a Waiver (the “Waiver”) of certain post-closing obligations relating to the private placement consummated between the parties on August 20, 2008.   Specifically, China Hand waived its rights (i) to 557,212 shares of the Group’s Series A Preferred Stock held in escrow and due to China Hand as of the date of the closing pursuant to a Securities Purchase Agreement dated August 8, 2008 (the “August SPA”); provided that the Group agreed to deliver to China Hand 241,545 shares of Series A Preferred Stock and to place an additional 241,545 shares of Series A Preferred Stock into escrow, to be delivered to China Hand if the Group’s after-tax net income for the year ending December 31, 2009 is not at or above $5,000,000 (the “Amended Series A Make Good”); (ii) under Section 6.18 of the August SPA in favor of the Amended Series A Make Good; (iii) to liquidated damages under Section 6.31 of the August  SPA arising from the Group’ s failure to effect a reverse split of its Common Stock prior to March  31, 2009; and (iv) its rights to liquidated damages under a Registration Rights Agreement dated August 20, 2008, provided that the parties enter into the Amended and Restated Registration Rights Agreement.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

17. Subsequent Events - continued

Board of Directors Nomination

In connection with the Private Placement, China Hand, together with the holders of the Group’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), will have the right to nominate an aggregate of four (4) members to the Group’s Board of Directors following the closing of the Private Placement.  In connection with the closing of the private placement consummated between the parties on August 20, 2008 as noted above, China Hand nominated John D. Kuhns and James Tie Li to the Group’s Board of Directors, and accordingly, may nominate up to two additional members to the Board of Directors.  John D. Kuhns is the president, chief executive officer, director and principle shareholder of Kuhns Brothers, and is a principal of China Hand.  James Tie Li is a consultant for Kuhns Brothers.

Material Modification to the Rights of Security Holders

In connection with the Private Placement, the Group filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate”). Pursuant to the Certificate, there are 2,000,000 shares of Series B Preferred Stock authorized. The holders of the Series B Preferred Stock will be entitled to cumulative dividends at a rate of 6% of the price paid per share, as may be adjusted in accordance with the Certificate, per annum compounded daily and payable semi-annually.

Additionally, in addition to the right to vote as a separate class of securities, the holders of the Preferred Stock are entitled to vote together with the holders of the Group’s common stock, with each such holder of Preferred Stock entitled to the number of votes equal to the number of shares of the Group’s common stock in to which such Preferred Stock would be converted if converted on the record date for the taking of a vote.  For so long as the number of outstanding shares of Series B Preferred Stock is at least thirty percent (30%) of the total number of shares of Series B Preferred Stock issued under the SPA, the holders of Series B Preferred Stock shall vote together as a single class with the holders of the Group’s Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series B Preferred Stock issued under the SPA being entitled to seventy percent (70%) of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of Series A Preferred Stock and Common Stock being entitled to their proportional share of the remaining 30% of the total votes based on their respective voting power as calculated under the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and the Group’s Certificate of  Incorporation.

Each share of Series B Preferred Stock is initially convertible, at any time at the sole option of the holder of such Preferred Stock, into 35 shares of the Group’s Common Stock, subject to future adjustments as provided for in the Certificate. The Series B Preferred Stock shall automatically convert into shares of the Group’s common stock immediately prior to any transaction resulting in a change in control of the Group.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

18. Restatement and reclassification of financial statements

The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the three months ended March 31, 2009 that originally filed on May 20, 2009. The Group has also reflected the corrections of the following errors and reclassifications in its consolidated financial statements as of and for the three months ended March 31, 2009. For Note 1 to Note 3, the errors are reflected in the restated financial statements for the year ended December 31, 2008 which brings the same effects to the financial statements for the period ended March 31, 2009.

No. 1 to No. 3 are the same restatements adjustments included in the Form 10KA of China New Energy Group Company filed on April 15, 2010, which brought forward to these financial statements for the three months ended March 31, 2009.

1)
There were errors in the recording of the fair value of the assets acquired during the acquisition of Chensheng. Therefore, the Group has recorded the increase to the fair value from the book value of several assets, including $1,036,655 of Property, plant and equipment, $757,550 of Intangible assets (ie Land use right) and $3,012 of Inventories, and the decrease in $1,200,477 of Goodwill. Consequently, we recalculated the $96,489 of the depreciation for such increment of those assets and minority interest in Chensheng, which caused a decrease to the minority interest by $77,647 in the consolidated balance sheet and a decrease to the minority interest’s share of net income by $414,763 in the consolidated statement of operations and comprehensive income.

2)
There was an error in the elimination of its intercompany accounts. Therefore, the Group has recorded a decrease in the Related party receivable balances by $84,120 and an increase in the General and administrative expenses by $54,196 and the comprehensive income of $29,924.

3)
The Group reassessed the nature of the Preferred stock together with warrants and the Group reclassified $1,857 and $7,029,961 (total amounting to $7,031,818) from Preferred stock and Additional paid in capital of Stockholders’ Equity to the mezzanine section as of December 31, 2008. Also, the Group reclassified warrant liabilities of $2,952,273 from additional paid in capital and recognized a $2,553,870 loss from the change in fair value of the warrant liabilities in the income statement and the total amount of the warrant liabilities was $5,506,143 as of December 31, 2008. Besides, the Group has accrued $900,000 registration right liabilities as of December 31, 2008.

4)	The adjustments further made for this quarter owing to the effect on the above 3 brought forward restatement adjustments from 2008K/A are:

•
The Group further provided the depreciation and amortization of $16,835 in the income statement and brought a decrease of $110 exchange effects to accumulated other comprehensive income for the increment of the fair value of the assets which decreased $12,841 and $3,884 of the property, plant and equipment and intangible assets respectively. The Group increased the goodwill of $26,011 by the exchange rate effects.

•	The Group corrected the Related party receivable by $84,120 and decreased the General and administrative expenses by $26,706 and the comprehensive income of $57,414.
•	The Group has further accrued $450,000 registration right liabilities for the three months ended March 31, 2009 that resulted in a balance of $1,350,000 as of March 31, 2009.
•
The Group has recorded an increase in the derivative financial instruments – warrants and the expense for change in fair value of warrant liabilities by $11,712,514 for the three months ended March 31, 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

18. Restatement and reclassification of financial statements- continued

5)	The Group has reflected the following reclassifications.

•	The Group reclassified $220,737 from cash and cash equivalents to restricted cash for cash placed in escrow.
•	The Group reclassified $2,286,943 of other receivable from current assets to long term assets.
•	The Group reclassified $1,497,837 from prepayment to deposits paid for acquisition of long term assets.
•
The Group reclassified accrued expenses and accruals and other payable-Third Party amounting to $253,084 and $1,003,250, respectively, to accounts payable of $771,386, other receivables of $84,222 and related party payable of $400,726.

•	The Group reclassified $347,202 from additional paid-in capital and $156,144 from statutory surplus reserve fund to accumulated other comprehensive income of $503,346.
•	The Group reclassified $25,870 from non-controlling interest to accumulated other comprehensive income.
•
The Group reclassified $178,265 from connection services revenue to natural gas revenues for the three months ended March 31, 2009 and also the Group reclassified ($50,500), $168,545 and $63,690 from selling expenses, cost of sales from connection services and general and administrative expenses to cost of sales of natural gas.

•	The Group has the above reclassifications which brought the same reclassification effect into the cashflow statements for the period ended March 31, 2009.

The net effect of the correction of errors was to:

•	Increase the Group’s reported total assets as of March 31, 2009 by $469,782 from $24,381,527 to $24,851,309.
•	Decrease the Group’s reported minority interest as of March 31, 2009 by $103,517 from $628,991 to $525,474.
•	Decrease the Group’s reported accumulated deficit as of March 31, 2009 by $15,342,435 from $1,072,302 to $16,414,737.
•	Increase the Group’s reported accumulated other comprehensive income as of March 31, 2009 by $886,918 from $719,379 to $1,606,297.
•	Decrease the Group’s reported net loss by $12,152,643 for the three months ended March 31, 2009 from $338,900 to $12,491,543.
•	Increase the Group’s reported net loss attributable to China New Energy Group by $12,152,643 for the three months ended March 31, 2009 from $317,945 to $12,470,588.
•	Decrease the Group’s reported comprehensive loss attributable to China New Energy Group by $12,152,533 for the three months ended March 31, 2009, from $344,663 to $12,497,196.
•	Decrease the basic net loss per share from continuing operations by $0.13 from $0.00 to $0.13.
•	Decrease the dilutive net loss per share from continuing operations by $0.13 from $0.00 to $0.13.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

18. Restatement and reclassification of financial statements (Continued)

	March 31						March 31
	2009						2009
	(Reported)	Note 1	Note 2	Note 3	Note 4	Note 5	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,854,769					(220,737)	$3,634,032
Restricted cash	-					220,737	220,737
Accounts receivable	1,685,239						1,685,239
						(2,286,943)
Other receivables	2,371,165					(84,222)	-
Related party receivable	-		(84,120)		84,120		-
Inventories, net	284,438	3,012					287,450
Prepaid expenses	1,874,575					(1,497,837)	376,738
Other current assets	2,338						2,338
TOTAL CURRENT ASSETS	10,072,524	3,012	(84,120)	-	84,120	(3,869,002)	6,206,534

Property, plant and equipment, net	12,471,838	1,036,655			(12,841)		13,495,652
Intangible assets, net	547,660	757,550			(3,884)		1,301,326
Other receivables						2,286,943	2,286,943
Deposits paid for acquisition of long term assets	-				-	1,497,837	1,497,837
Goodwill	1,289,505	(1,200,477)			(26,011)		63,017

TOTAL ASSETS	$24,381,527	596,740	(84,120)	-	41,384	(84,222)	$24,851,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$226,031					771,386	$997,417
Accrued expenses	253,084					(253,084)	-
Other payables	1,247,850					(1,003,250)	244,600
Registration right payable				900,000	450,000		1,350,000
Tax payable	221,209						221,209
Related party payable	97,912					400,726	498,638
Dividend payable	329,000						329,000
Warrant liabilities	-			5,506,143	11,712,514		17,218,657

TOTAL CURRENT LIABILITIES	2,375,086	-	-	6,406,143	12,162,514	(84,222)	20,859,521

Commitment and contingencies (Note 16)

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock: 1,857,373 shares issued and outstanding, liquidation preference of $8,971,112 as of March 31, 2009	-			7,031,818			7,031,818

CHINA NEW ENERGY’S STOCKHOLDERS’ EQUITY						-	-

Common stock: (500,000,000 shares authorized, $0.001 par value, 100,000,041 shares issued and outstanding) as of March 31, 2009	100,000						100,000
Preferred shares: (10,000,000 shares authorized, 1,857,373 shares issued and outstanding)	1,857			(1,857)			-

				(7,029,961)
Additional paid in capital	19,725,482			(2,952,273)		(347,202)	9,396,046

					(11,712,514)
					(450,000)
		414,763		(900,000)	(16,835)
Accumulated deficit	(1,072,302)	(96,489)	(54,196)	(2,553,870)	26,706		(16,414,737)
Statutory surplus reserve fund	1,903,034					(156,144)	1,746,890

					110
					(26,011)	25,870
Accumulated other comprehensive income	719,379	356,113	(29,924)		57,414	503,346	1,606,297
TOTAL CHINA NEW ENERGY’S STOCKHOLDERS EQUITY (DEFICIT)	21,377,450	674,387	(84,120)	(13,437,961)	(12,121,130)	25,870	(3,565,504)

Non-controlling interest	628,991	(77,647)				(25,870)	525,474
TOTAL EQUITY (DEFICIT)	22,006,441	596,740	(84,120)	(13,437,961)	(12,121,130)	-	(3,040,030)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,381,527	596,740	(84,120)	-	41,384	(84,222)	$24,851,309

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

18. Restatement and reclassification of financial statements (Continued)

	2009						2009
	As reported	Note 1	Note 2	Note 3	Note 4	Note 5	(Restated)
Revenue:
Connection services	$325,017					(178,265)	$146,752
Natural gas	-					178,265	178,265
	325,017	-	-	-	-	-	325,017
Cost of Sales:
Connection services	262,500					(168,545)	93,955
Natural gas	-					181,735	181,735
	262,500	-	-	-	-	13,190	275,690

Gross Profit	62,517	-	-	-	-	(13,190)	49,327

Operating Expenses:
					16,835
General and administrative expenses	408,199				(26,706)	(63,690)	334,638
Selling expenses	-				-	50,500	50,500
Registration rights penalties	-				450,000	-	450,000

Total operating expenses	408,199	-	-	-	(440,129)	(13,190)	835,138

Loss from Operations	(345,682)	-	-	-	(440,129)	(13,190)	(785,811)

Other Income (Expenses):
Change in fair value of warrant liabilities	-				(11,712,514)		(11,712,514)
Interest income	8,357						8,357
Interest expense	(671)						(671)
Other Income	93						93
Total other income (expense)	7,779	-	-	-	(11,712,514)	-	(11,704,735)

Loss From Continuing Operations, Before Income Tax	(337,903)	-	-	-	(12,152,643)	-	(12,490,546)

Income Tax	(997)						(997)

Loss From Continuing Operations, net of Income Tax	(338,900)	-	-	-	(12,152,643)	-	(12,491,543)

Income From Discontinued Operations, net of Income Tax	-						-
Net Loss	(338,900)	-	-	-	(12,152,643)	-	(12,491,543)

Less: Net Loss Attributable to Non-controlling Interest	20,955						20,955

Add: Net Loss Attributable to China New Energy Group	(317,945)	-	-	-	(12,152,643)	-	(12,470,588)

Dividend and Deemed Dividend on Preferred Stock	-				(135,000)		(135,000)

Net Loss Attributable to Common Stockholders	$(317,945)	-	-	-	(12,287,643)	-	$(12,605,588)

Other Comprehensive Loss
Net Loss	(338,900)				(12,152,643)		(12,491,543)
Foreign currency translation	(10,789)				110		(10,679)
Comprehensive Income Attributable to Non-controlling Interest	5,026						5,026

Comprehensive loss attributable to the Company	$(344,663)	-	-	-	(12,152,533)	-	$(12,497,196)

Income (Loss) per share - Basic
Loss from continuing operations	$(0.00)				(0.13)		$(0.13)
Income (Loss) from discontinued operations	-				-		-
Total loss per share	$(0.00)	-	-	-	(0.13)	-	$(0.13)

Income (Loss) per share - Diluted
Loss from continuing operations	$(0.00)				(0.13)		$(0.13)
Income (Loss) from discontinued operations	-				-		-
Total loss per share	$(0.00)	-	-	-	(0.13)	-	$(0.13)

Weighted average common shares outstanding
Basic	100,000,041						100,000,041
Diluted	176,709,543						176,709,543

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

18. Restatement and reclassification of financial statements (Continued)

	For The Three Months Ended March 31
	As reported						As restated
	2009	Note 1	Note 2	Note 3	Note 4	Note 5	2009
Cash flows from operating activities
Net loss attributable to China New Energy Group	$(317,945)				(12,152,643)	(20,955)	$(12,491,543)
Loss attributable to non-controlling interest	(20,955)					20,955	-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	94,029				16,834		110,863
Change in fair value of warrant liabilities	-				11,712,514		11,712,514
Registration right payable					450,000		450,000

Changes in operating assets and liabilities:							-
Accounts receivable	497,969						497,969
Other receivables	(111,480)					93,015	(18,465)
Inventories	(29,838)						(29,838)
Prepayment	(316,117)					73,005	(243,112)
Other current assets	1,002						1,002
Accounts payable	114,362						114,362
Accrued expense	(3,002)					3,002	-
Other payables	(1,798,281)					1,793,740	(4,541)
Tax payable	(471,940)						(471,940)

Net cash used in operating activities	(2,362,196)	-	-	-	26,705	1,962,762	(372,729)

Cash flows from investing activities
Addition to property, plant and equipment	(128,133)					(73,006)	(201,139)
Payment made to acquire subsidiary -Chensheng						(1,838,946)	(1,838,946)
Repayment from related parties	77,515					(77,515)	-
Net cash used in investing activities	(50,618)	-	-	-	-	(1,989,467)	(2,040,085)

Cash flows from financing activities
Change from restricted cash	-					415	415
Contribution from non-controlling interest	438,852					-	438,852

Net cash flows provided by financing activities:	438,852	-	-	-	-	415	439,267

Effect of exchange rate changes in cash and cash equivalents	(4,777)						(4,777)

Net (decrease) in cash and cash equivalents	(1,978,739)				26,705	(26,290)	(1,978,324)

Cash and cash equivalents - beginning of period	5,833,508					(221,152)	5,612,356

Cash and cash equivalents - end of period	$3,854,769	-	-	-	-	(220,737)	$3,634,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/Aincluding the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Willsky Development was incorporated on May 31, 2005 in the British Virgin Islands. On March 28, 2008, Travel Hunt Holdings, Inc. completed a reverse acquisition transaction with Willsky whereby Travel Hunt Holdings, Inc. issued to the shareholder of Willsky 94,908,650 shares of Travel Hunt Holdings, Inc. common stock in exchange for all of the issued and outstanding capital stock of Willsky Development. Simultaneous with the consummation of the share exchange agreement, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of Travel Hunt Holdings, Inc. common stock as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of Travel Hunt Holdings, Inc. outstanding capital stock. Willsky thereby became Travel Hunt Holdings, Inc.’s wholly-owned subsidiary and the former shareholders of Willsky became Travel Hunt Holdings, Inc. controlling stockholders.

For accounting purposes, the acquisition was accounted for as a recapitalization effected by a share exchange, and the transaction treated as a reverse acquisition with Willsky as the acquirer and Travel Hunt Holdings, Inc. as the acquired party. The assets and liabilities of the acquired entity (Willsky) were brought forward at their book value and no goodwill was recognized.

In 2005, Willsky acquired a 99% shareholding of Tianjin Sing Ocean Public Utility Development Co., Ltd. (“Singocean”) which was formed in the PRC as an equity joint venture to be operated for a period of 50 years until January 18, 2054 with registered capital of $4.5 million (RMB31,897,000). Singocean has two branch divisions, namely Acheng SingOcean and Dashiqiao SingOcean, and established in the PRC to be operated for a period of 5 years until December 28, 2010 and 50 years until January 18, 2054, respectively.

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

During the three months ended March 31, 2009 and 2008, all the contracts for connection services were started and completed.

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

Reportable Operating Segments

For the three months ended March 31, 2009, we had sales revenue of $0.33 million of which $0.15 million was from connection services while $0.18 million, or 55%, was from gas sales.

Our revenue for the three months ended March 31, 2009 was contributed by the connection services and providing natural gas to commercial and residential customers. Connection services is provided by Chensheng,

First Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2009:

Revenues: Our revenues were $0.33 million for the three months ended March 31, 2009, an increase of 219% from the same period of 2008.

Gross Margin: Gross margin was 15% for the three months ended March 31, 2009 compared to gross margin of 25% for the same period of 2008, representing a percentage decrease of 10%.

Operating Expenses: Operating expenses (including selling, general and administrative expenses) were $0.84 million for the three months ended March 31, 2009, an increase of 239% from the same period of 2008.

Net Income / (Loss): A net loss of $12.47 million resulted for the three months ended March 31, 2009. The net loss was due to some major expenses incurred during the period which included: (1) change in fair value of warrant liabilities, $11.71 million and (2) registration rights penalties of $0.45 million.

Fully diluted net income per share: Fully diluted net loss per share was $0.13 for the three months ended March 31, 2009, as compared to net income per share of $0.00 for the same period of 2008.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the three months ended March 31, 2009 and 2008 as the Company did not have reportable taxable income for the period.

Willsky, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the three months ended March 31, 2009 and 2008 as Willsky did not have reportable taxable income for the period.

SingOcean is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%. SingOcean did not have reportable taxable income for the period.

Yingkou Zhongneng was funded as an independent legal entity in January 2009 from a division of SingOcean which is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%. Yingkou Zhongneng did not have reportable taxable income for the period.

Chensheng is subject to the tax laws of the PRC being taxed on 0.8% of annual sales. Starting from January 1, 2009, the tax rate was changed to 1% on sales.  On July 1, 2009, the tax rate was changed to 25% on net income. For the three months ended March 31, 2009, the amount of income tax was $997.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

The following table summarizes the results of our operations during the three months ended March 31, 2009 and 2008:
(All amounts, other than percentages, in thousands of U.S. dollars)

	(Unaudited)
	For the three months ended
	March 31,
	2009	2008	Change	Change%
	Restated

Revenue:	$325	$102	$223	219%

Cost of Sales:	276	76	200	263%

Gross Profit	49	26	24	91%

Total operating expenses	835	246	589	239%

Loss from Operations	(786)	(221)	(565)	256%

Other Expenses:

Change in fair value of warrants liabilities	(11,713)	-	(11,713)

Interest income (expense)	8	-	8	100%

Loss From Continuing Operations, Before Income Tax	(12,491)	(221)	(12,270)	5552%

Income Tax	(1)	-	(1)

Income (loss) From Discontinued Operations, net of Income Tax	-	(18)		100%

Non controlling Interest	21	1	20	2000%

Net Loss	(12,471)	(237)	(12,234)	5612%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $0.23 million, or 219%, to $0.33 million for the three months ended March 31, 2009 from $0.10 million for the same period in 2008. This increase was mainly attributable to an increase in number of connection households.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.20 million, or 263%, to $0.28 million for the three months ended March 31, 2009 from $0.08 million during the same period in 2008. Such increase was mainly attributable to a increase in the number of households connected to our distribution network.

Gross Profit. Our gross profit increased by $0.02 million, or 91%, to $0.05 million for the three months ended March 31, 2009 from $0.03 million during the same period in 2008.  Gross profit as a percentage of revenues, or gross profit margin, was 15% for the three months ended March 31, 2009.  The gross profit margin during the same period in 2008 was 25%. Such decrease in gross profit margin was mainly due to the increase of operating assets and thus the increase in the cost allocation of depreciation.

Total Operating Expenses. The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the three months ended March 31, 2009, the total operating expenses were $0.84 million while the amount was $0.25 milloion for the same period of 2008, or increased by 239%.  This increase was mainly due to the fact that we are expanding our company.    Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Loss from Operations.   Our loss from operations increased by $0.57 million, or 256%, to $0.79 million for the three months ended March 31, 2009 from $0.22 million during the same period in 2008.  This increase in loss from operations was mainly due to increase in SG&A expense and registration right penalties.

Other Income (Expenses)

Change In Fair Value of Warrant Liability: For the three months ended March 31, 2009, the change in fair value of warrant liability was recorded as other income of $11.71 million while the one incurred in the same period of Year 2008 was nil.

The Company adopted a FASB accounting standard, which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This FASB accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of adopting this FASB accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

On August 20, 2008, the fair value of the 13,001,608 warrants issued with the Series A Convertible Preferred Stock to China Hand was $1.97 million and the fair value of 6,500,804 warrants issued to Kuhns Brothers was $0.98 million. The fair value was computed using the Cox-Ross-Rubinstein (“CRR”) Binomial Model under the following assumptions: (1) expected life of 5 years, (2) volatility of 66%, (3) risk free interest rate of 3% and dividend rate of 0%.

In year 2009, the Company changed the assumption of volatility of 66% to 90%. As at March 31, 2009 and December 31, 2008, the fair value of the warrants was $17.22 million and $5.51 million, respectively. Therefore, the Company recognized a loss of $11.71 million loss from the change in fair value for the quarter ended March 31, 2009.

Loss From Continuing Operations, Before Income Tax.  Our loss from continuing operations before income tax increased by $12.27 million, to $12.49 million, for the three months ended March 31, 2009 from $0.22 million during the same period in 2008.  Such increase was mainly due to the fact that the company recorded a $11.71 million loss from the change in fair value of the warrants which put through according to EITF 07-05.

Income (Loss) From Discontinued Operation

The income (loss) from the discontinued operation was due to the fact that, on September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun Singocean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008. There were no assets or liabilities of Hunchun in the consolidated balance sheet as of March 31, 2008.

Disposal of Hunchun in 2008

The following table displays summarized activity in the Company's consolidated statements of operations for discontinued operations of Hunchun during the three months ended March 31, 2008.

	2009 (million)	2008 (million)

Revenue	$		$-
Operating income	$		$(0.02)
Income before income taxes	$		$(0.02)
Income tax expense	$	$
Income from discontinued operations, net of tax	$		$(0.02)

Net Loss. Net loss increased by $12.23 million to a net loss of $12.47 million for the three months ended March 31, 2009, from a net loss of $0.24 million for the same period of 2008, which is mainly due to: (1) increase in total operating expenses by $0.59 million; and (2) loss from the change in fair value of the warrants, $11.71 million.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of approximately $3.63 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	For the three months ended
	March 31
	2009	2008
Net cash provided by (used in) operating activities	$(373)	$(210)
Net cash used in investing activities	(2,040)	(228)
Net cash provided by financing activities	439	60
Effect of exchange rate changes in cash	(5)	60
Net cash provided (used)	$(1,978)	$(318)

Operating Activities

Net cash used in operating activities was $0.37 million for the three months ended March 31, 2009, compared to net cash used in operating activities of $0.21 million during the same period of 2008. This increase in funds used in our operating activities was primarily due to the increase in prepayment which was paid to the construction team and tax payables.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the three months ended March 31, 2009 was $2.04 million, which was an increase of $1.81 million from $0.23 million for the same period of 2008.  This increase was due to payments made for the increased construction in progress and fixed assets.

Financing Activities

Our debt to equity ratio was 523 % as of March 31, 2009.  Net cash provided by financing activities for the three months ended March 31, 2009 was $0.44 MM. The financing was mainly attributable to contribution from Non-controlling interest.

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For the three months ended March 31, 2009, the company spent about $2.04 million in capital expenditures which was mainly for the construction of gas pipelines, gas station and acquisition. The company settled the payments according to the terms of the contract and fulfilled of its contractual obligations.  Other than the operating leases stated in Note 16 to Unaudited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 16, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.21 million.

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

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Yangkan Chong, our Chief Executive Officer and Mr. Eric Yu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, Mr. Chong and Mr. Yu concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective in that certain of the “significant deficiencies” first identified in the process of preparing our financial statements for the fiscal year ended December 31, 2008 continue to exit despite the implementation of the remedial measures described below.

 Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive officer and Chief Financial Officer, identified a number of “significant deficiencies” in the process of preparing our financial statements for the fiscal year ended December 31, 2008 related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit functions. Based on that evaluation, management concluded that our internal control over financial reporting were not effective, as of December 31, 2008.

During the quarter ended March 31, 2009, we continued to take the remedial measures described below that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to correct the foregoing significant deficiencies, we continue to take the following remediation measures:

•	We continue to arrange necessary training for our accounting department staff;

•	We continue to engage external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts;

•
We remain committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of our reporting period.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals;

•
In addition, we have allocated significant financial and human resources to strengthen the internal control structure and we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2010

CHINA NEW ENERGY GROUP COMPANY

By:	/s/ Yangkan Chong
Yangkan Chong
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.