Form 10-Q
period 2010-03-31
China New Energy Group CO
filed 2010-05-24
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Quarterly Report on FORM 10-Q

Three Months Ended March 31, 2010

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	36
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	48
ITEM 4T.	CONTROLS AND PROCEDURES.	48

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	49
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	49
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	49
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5.	OTHER INFORMATION.	49
ITEM 6.	EXHIBITS.	49

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China New Energy Group Company
Unaudited Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

Index to Unaudited Condensed Consolidated Financial Statements

CHINA NEW ENERGY GROUP COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$514,127	$2,672,884
Restricted cash	180,352	180,352
Accounts receivable, net of allowance for doubtful accounts of $117,275 and $-	5,679,253	4,619,232
Receivable from sale of subsidiary	3,437,633	5,119,055
Inventories, net	296,918	271,104
Prepaid expenses	228,209	179,011
Deemed receivable from former shareholders of subsidiaries acquired for settlement of certain liabilities	1,984,101	1,983,782
Current assets held for sale	1,402,501	1,768,278
NET CURRENT ASSETS	13,723,094	16,793,698

Property, plant and equipment, net	9,546,014	8,000,069
Other receivables	1,933,489	2,091,092
Deposits for acquisition	1,222,946	197,696
Intangible assets, net	1,181,467	1,186,272
Deposits paid for acquisition of long term assets	2,642,480	1,972,162
Goodwill	224,524	224,488
Non-current assets held for sale	9,922,116	9,760,345

TOTAL ASSETS	$40,396,130	$40,225,822

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$985,927	$614,642
Accruals and other payable	384,561	187,904
Acquisition consideration payable	1,652,052	1,651,888
Tax payable	1,544,065	1,323,815
Registration rights penalties payable	2,160,000	2,160,000
Related party payables	97,909	97,893
Dividends payable on preferred stock	724,555	509,381
Derivative financial instruments – warrants	6,368,390	6,768,106
Liabilities to be settled by former shareholders of subsidiaries acquired	1,984,101	1,983,782
Current liabilities held for sale	428,924	548,832
TOTAL CURRENT LIABILITIES	16,330,484	15,846,243

Commitments and contingencies (Note 24)

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock : 2,098,918 and 2,098,918 shares issued and outstanding, liquidation preference of $10,137,774 and $10,137,774 as of March 31, 2010 and December 31, 2009.	7,031,818	7,031,818

Series B Convertible Preferred Stock: 1,116,388 and 1,116,388 shares issued and outstanding, liquidation preference of $5,399,969 and $5,399,969 as of March 31, 2010 and December 31, 2009	2,153,307	2,153,307

CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY
Common Stock: 500,000,000 shares authorized, $0.001 par value, 101,788,199 and 101,788,199 shares issued and outstanding, respectively	101,788	101,788
Additional paid in capital	10,152,971	10,152,971
Retained earnings	1,102,682	1,423,523
Statutory surplus reserve fund	1,746,890	1,746,890
Accumulated other comprehensive income	1,606,124	1,600,941
TOTAL CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY	14,710,455	15,026,113

Non-controlling interest	170,066	168,341
TOTAL EQUITY	14,880,521	15,194,454

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$40,396,130	$40,225,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

	For the three months ended
	March 31
	2010	2009

Revenues:
Connection services	$1,691,362	$146,752
Natural gas	18,450	12,633
	1,709,812	159,385
Cost of Sales:
Connection services	431,576	60,094
Natural gas	28,862	23,281
	460,438	83,375
Gross Profit	1,249,374	76,010

Operating Expenses:
General and administrative expenses	1,308,606	287,152
Selling expenses	69,667	38,061
Registration right liabilities	-	450,000
Total operating expenses	1,378,273	775,213

Operating (Loss)	(128,999)	(699,203)

Other Income (Expenses):
Change in fair value of derivative financial instruments - warrants	399,716	(11,712,514)
Interest income	2,439	2,212
Interest expense	(2,173)	(612)
Other income	529	93
Total other income (expenses)	400,511	(11,710,821)

Income (Loss) From Continuing Operations, Before Income Tax	271,612	(12,410,024)

Income Tax	289,923	997

Income (Loss) From Continuing Operations, net of Income Tax	(18,311)	(12,411,021)

Discontinued Operations:
(Loss) from discontinued operations, net of income tax	(85,630)	(80,522)

(Loss) from Discontinued Operations, net of Income Tax	(85,630)	(80,522)

Net (Loss)	(103,941)	(12,491,543)

Net Loss Attributable to Non-controlling Interest	(1,725)	20,955

Net (Loss) Attributable to China New Energy Group	(105,666)	(12,470,588)

Dividend on Preferred Stock	(215,175)	(135,000)

Net (Loss) Attributable to China New Energy Group Common Stockholders	(320,841)	(12,605,588)

Other Comprehensive Income:
Net (Loss)	(103,941)	(12,491,543)
Foreign currency translation gain (loss)	(5,183)	(10,679)
Comprehensive Loss Attributable to Non-controlling interest	-	5,026
Comprehensive (Loss)	$(109,124)	$(12,497,196)

(Loss) per share – Basic
(Loss) from continuing operations	$(0.00)	$(0.13)
(Loss) from discontinued operations	$(0.00)	$(0.00)
Total income (loss) per share	$(0.00)	$(0.13)

Loss per share – Diluted
(Loss) from continuing operations	$0.00	$(0.13)
(Loss) from discontinued operations	$(0.00)	$(0.00)
Total (loss) per share	$0.00	$(0.13)

Weighted average common shares outstanding
Basic	101,788,199	100,000,041
Diluted	101,788,199	100,000,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

	For The Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net (loss)	$(103,941)	$(12,491,543)
Net loss from discontinued operations	85,650	80,522
Net income (loss) from continuing operations	$(18,311)	$(12,411,021)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Change in fair value of derivative financial instruments – warrants	(399,716)	11,712,514
Registration rights penalties	-	450,000
Depreciation and amortization	79,125	45,182
Allowance for bad debts	117,275	-

Changes in operating assets and liabilities:
Accounts receivable	(1,176,564)	216,934
Other receivables	157,942	(7,786)
Inventories	(25,771)	(3,343)
Prepaid expenses	(49,177)	(57,077)
Accounts payable	371,191	86,657
Accruals and other payables	196,637	(6,064)
Tax payable	220,039	223,330
Cash provided by (used in) operating activities – continuing operations	(527,330)	249,326
Cash provided by (used in) operating activities – discontinued operations	179,452	(622,055)

Net cash used in operating activities	(347,878)	(372,729)

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,618,804)	(169,089)
Deposit paid for property, plant and equipment	(670,008)	-
Deposits paid for acquisitions of subsidiaries	(1,025,250)	-
Payment made to acquire subsidiary – Chensheng	-	(1,838,946)
Proceeds from disposal of subsidiaries	1,682,263	-
Cash used in investing activities-continuing operations	(1,631,799)	(2,008,035)
Cash used in investing activities-discontinued operations	(179,217)	(32,050)

Net cash used in investing activities	(1,811,016)	(2,040,085)

Cash flows from financing activities
Change from restricted cash	-	415
Cash provided by financing activities-continuing operations	-	415
Cash provided by financing activities-discontinued operations	-	438,852

Net cash flows provided by financing activities	-	439,267

Effect of exchange rate changes in cash and cash equivalents	137	(4,777)

Net (decrease) in cash and cash equivalents	(2,158,757)	(1,978,324)

Cash and cash equivalents - beginning of period	2,672,884	5,612,356

Cash and cash equivalents - end of period	$514,127	$3,634,032

Supplemental disclosure of cash flow information:

Cash paid for income tax	$1,302,664	$371,384

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends payable	$215,175	$135,000
Registration rights payable	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Group believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Group for the year ended December 31, 2009 and notes thereto included in the Form 10K of China New Energy Group Company filed on April 15, 2010. The Group follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.           Organization and description of business

China New Energy Group Company (“CNER”, the “Company”, “we”, “us” or “our”) was incorporated on March 28, 2008 in the state of Delaware USA, under the name of Travel Hunt Holdings, Inc. (“Travel Hunt”). On May 27, 2008, Travel Hunt changed its name to China New Energy Group Company in connection with a share exchange transaction.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

2.           Organization and description of business-continued

Principal activity

The principal activity of the Company is the operation of a natural gas distribution network through its Chinese subsidiary companies. The Company’s operating subsidiaries and branches at March 31, 2010 (which together with the company are collectively referred to as the “Group”) and their principal activities are as follows:

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

2.           Organization and description of business-continued

Willsky Development Ltd. (“Willsky”)

Willsky was incorporated on May 31, 2005 under the laws of the British Virgin Islands.

Tianjin Sing Ocean Public Utility Development Co., Ltd. (“SingOcean”)

In 2005, Willsky acquired a 99% shareholding in SingOcean, which was formed in the PRC as an equity joint venture to be operated for a period of 50 years until January 18, 2054, with registered capital of $4,500,000 (RMB31,897,000). SingOcean set up a branch division in Acheng, Tianjin, called Tianjin Sing Ocean Public Utility Development Co., Ltd. – Acheng Division (“SingOcean – Acheng Division”) which is to be operated for a period of five years until December 28, 2010, but the Acheng Division was sold in 2009.

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

On December 10, 2008, we entered into an Agreement for Equity Transfer with the holders of the remaining 51% ownership interest in Chensheng. The Agreement was consummated on December 30, 2008 and CNER purchased the remaining 51% of Chensheng from 17 individuals, for an aggregate purchase price of approximately $1,840,000 (RMB 12,560,000). As a result, the Company owns 51% of Chensheng and our 99%-owned subsidiary SingOcean owns 49% of Chensheng and thus the Group ultimately owns 99.5% of Chensheng.

China New Energy (Tianjin) Investment & Consulting Co., Ltd. (“Tianjin Investment”)

On January 12, 2009, Tianjin Investment was established in the PRC and is engaged in the business of investment holding and CNER owns 100% of Tianjin Investment.

Yingkou Zhongneng Gas Development Co., Ltd. (“Yingkou Zhongneng”)

On January 23, 2009, Yingkou Zhongneng was established in the PRC through our 99% owned subsidiary,  SingOcean and operates a natural gas distribution network in the city of Dashiqiao. As described in Note 4, on March 17, 2010, we entered into an agreement to sell our interest in Yingkou Zhongneng.

Tianjin Binhai Zhongneng Gas Co., Ltd. (“Binhai Zhongneng”)

On June 26, 2009, Binhai Zhongneng was established in the PRC by SingOcean and Chengsheng. Through our 99.5%-owned subsidiary, Chensheng, SingOcean invested $1,462,501 (RMB10,000,000) in cash for a 60.6% interest in Binhai Zhongneng, and through our wholly-owned subsidiary, SingOcean, transferred $950,626 (RMB6,500,000) in assets for a 39.4% interest in Binhai Zhongneng. As a result, the Group holds a 100% interest in Binhai Zhongneng.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

2.           Organization and description of business-continued

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

Operational Rights and Right to Supply and Operate Gas Pipeline

The Group, through SingOcean, has signed an “Investment Agreement of Piped Gas Project Construction in Dashiqiao City” which states that the Group is in charge of operations and management of the piped gas project in Dashiqiao. On June 16, 2005, the Dashiqiao City Construction Bureau gave the Group a certificate which confirmed that the Group has exclusive operational rights for thirty years in Dashiqiao City. The Group receives a connection fee of $380 (RMB2,600) per user. On March 17, 2010, SingOcean entered into an agreement to sell our interest in Yingkou Zhongneng at approximately $3,200,000 (RMB 21,900,000).

On June 10, 2005, the Group, through SingOcean, signed an “Investment Agreement of Piped Gas Project Construction in Acheng City” which states that the Group has the exclusive right to invest in and operate the gas pipeline system in Acheng City for thirty years. The Group receives a connection fee of $293 (RMB2,000) per user. This SingOcean - Acheng division was sold in the third quarter of 2009.

On October 8, 2005, Chengsheng signed an “Investment Agreement of Piped Gas Project Construction in Qinhuangdao” which states that Chengsheng has the exclusive right to invest in and operate the gas pipeline system in Qinhuangdao for twenty-five years. The Group acquired Chengsheng in the fourth quarter of 2008 to have the above operation rights. The Group receives a connection fee of $351 (RMB2,400) per user.

2010 Acquisitions

In 2010, we have entered into various agreements to acquire additional subsidiaries, as described in Note 16.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

(d) Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3. Summary of Significant Accounting Policies-continued

(e) Revenue Recognition

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

During the three months ended March 31, 2010 and 2009, all the contracts for connection services were started and completed in the same period.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(f) Fair Value of Financial Instruments

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3. Summary of Significant Accounting Policies-continued

(g) New accounting pronouncements

Fair Value Measurements
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the January 1, 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of January 1, 2011. Adoption did not have a material impact on our consolidated financial statements.

Receivables
In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of A Pool That Is Accounted for as a Single Asset. ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for the first interim and annual period ending on or after July 15, 2010. Early adoption is permitted. The Company adopted this guidance without a material impact on its consolidated financial statements.

For a description of further accounting policies, please see the December 31, 2009 10K.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

4. Discontinued Operations

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd in 2010 – completed in 2010

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Changsha Yuedu Steel Co.,Ltd(. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). On April 9, 2010 and the Group received part of the downpaymnet of $731,000 (RBM5,000,000).

As of March 31, 2010, the control of Yingkou still remains in the Group and therefore, the Group recorded all the assets and liabilities of Yingkou under the caption of “Current Assets Held for Sale”, “Non-current Assets Held for Sale” and “Liabilities Held for Sale”. The operations activity of Yingkou was recorded under the discontinued operations for the three months ended March 31, 2010 and 2009.

The following table displays summarized operating activity for the discontinued operations of Yingkou for the three months ended March 31, 2010 and Yingkou and Acheng for the three months ended March 31, 2009.

	For the three months ended
	2010	2009
Revenue	$201,159	$165,632
Operating loss	$(92,501)	$(86,608)
Loss before income taxes	$(85,630)	$(80,522)
Income tax expense	$-	$-
Loss from discontinued operations, net of tax	$(85,630)	$(80,522)

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

5. Restricted cash

At March 31, 2010 and December 31, 2009, restricted cash of $180,352 and $180,352 represented the cash held by an escrow agent for expenses relating to investor and public relations.

6. Other Receivables

Other receivables consist of the following:

	March 31, 2010	December 31, 2009
Due from Tianjin East Ocean Gas Company Limited	$1,454,955	$1,454,721
Other receivables	478,534	636,371
Total	$1,933,489	$2,091,092

The balance due from Tianjin East Ocean Gas Company Limited (“East Ocean”) represents the amount due from Hunchun to the Group which was assigned to East Ocean when East Ocean obtained 99% ownership of Hunchun by the exchange of a 49% ownership interest in Chensheng in 2008.

Other receivables, which are unsecured, interest free, and have no fixed repayment date, are mainly comprised of an amount due from the Dashiqiao City Construction Bureau relating to various construction projects.  These deposits will be refunded to us once certain construction milestones are completed.

7. Inventories

Inventories at March 31, 2010 and December 31, 2009 of $296,918 and $271,104, respectively, consist of raw materials and do not include any work in progress or finished goods.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

8. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
Cost:
Leasehold improvements	$75,685	$75,673
Building	79,615	79,603
Office Equipment	132,428	112,987
Motor Vehicles	322,954	304,359
Gas Transportation Vehicles	190,216	190,099
Gas Station	181,662	181,511
Machinery	136,859	134,484
Underground Gas Pipelines	3,704,423	2,388,733
	$4,823,842	$3,467,449

Less: Accumulated depreciation	(398,888)	(324,706)
	$4,424,954	$3,142,743

Construction-in-progress	5,121,060	4,857,326
	$9,546,014	$8,000,069

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

During the three months ended March 31, 2010, depreciation expense amounted to $74,129, of which $40,954 and $33,175 was recorded as cost of revenue and as general and administrative expenses, respectively.

During the three months ended March 31, 2009, depreciation expense amounted to $40,185, of which $31,525 and $8,660 was recorded as cost of revenue and as general and administrative expenses, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

9. Intangible Assets, net

Intangible asset consist of the following:

	March 31, 2010	December 31, 2009
Land use rights	$1,211,445	$1,211,250
Less: accumulated amortization	(29,978)	(24,978)

	$1,181,467	$1,186,272

Amortization expense for the three months ended March 31, 2010 and 2009 was $4,996 and $4,997, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$14,988
2011	19,984
2012	19,984
2013	19,984
2014	19,984
Thereafter	1,086,543

Total	$1,181,467

10. Deposits for acquisition

	March 31, 2010	December 31, 2009
Deposit relating to the purchase of Lean Zhongran	$197,696	197,696

Deposit relating to the purchase of Fuzhou Zhongran	1,025,250	-

Total	$1,222,946	197,696

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

11. Acquisition Consideration Payable

	March 31, 2010	December 31, 2009
Acquisition consideration payable relating to the purchase of Zhanhua Jiutai	$1,015,202	$1,015,038

Acquisition consideration payable relating to the purchase of Wuyuan	636,850	636,850

Total	$1,652,052	$1,651,888

The acquisition consideration payable as of March 31, 2010 represents the remaining amounts due as of that date in connection with the December 2009 acquisitions of Zhanhua Jiutai and Wuyuan (see Note 2 & 16). This amount will be due according to the payment terms under Equity Interest Purchase Agreement.

12. Related Party Payables

Related party payables consist of the following:

	March 31, 2010	December 31, 2009
Tianjin Huan Long Trading Ltd. (non-controlling shareholder of a subsidiary)	$97,909	$97,893

The balances have no stated terms for repayment and are not interest bearing.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Capital Stock

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

At March 31, 2010 and December 31, 2009, 101,788,199 shares of Common Stock were issued and outstanding

Series A Convertible Preferred Stock

In connection with the August 20, 2008 private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate").  The Company’s Certificate of Incorporation authorizes it to issue 10,000,000 shares of Preferred Stock and by the filing, 5,500,000 shares were designated as Series A Convertible Preferred Stock ("Series A Preferred Stock").  On August 20, 2008, the Company issued 1,857,373 shares of Series A Preferred Stock to China Hand Fund I, LLC (“China Hand”), as described in Note 14.

On May 1, 2009, the Company issued an additional 241,545 shares of Series A Preferred Stock to China Hand in connection with a make-good provision. At March 31, 2010 and December 31, 2009, 2,098,918 shares of Series A Preferred Stock issued and outstanding.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Capital Stock-continued

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Capital Stock-continued

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Capital Stock-continued

Series B Convertible Preferred Stock

On April 30, 2009, the Company entered into a Series B Convertible Preferred Stock Securities Purchase Agreement with China Hand, as described in Note 14. In connection with this private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 2,000,000 shares as Series B Preferred Stock. At March 31, 2010 and December 31, 2009, there were 1,116,388 shares of Series B Preferred Stock issued and outstanding.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Capital Stock-continued

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

14. Private Placement of Series A and B Convertible Preferred Stock and Warrants

May 1, 2009 Private Placement

On April 30, 2009, the Company entered into a second Securities Purchase Agreement with China Hand and on May 1, 2009, the Company issued to China Hand 1,116,388 shares of the Company’s Series B Convertible Preferred Stock and 7,814,719 warrants to purchase Common Stock, for aggregate gross proceeds of $5,400,000. The warrants are exercisable at any time at an initial exercise price of $0.187 per share (subject to adjustment) for a period of five years following the date of issuance The terms of the Series B Preferred Stock are described in Note 13 and the warrants are further described in Note 15.

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

As discussed in Note 15, on May 1, 2009, the fair value of the 7,814,719 warrants issued to China Hand with the Series B Convertible Preferred Stock was $3,246,693 and the fair value of the 3,907,358 warrants issued to Kuhns Brothers was $1,623,346.

After deducting the placement agent cash fees and other costs of $130,528, the Company received net cash proceeds of $4,729,472.

Amendment and Restatement of Certain Registration Rights

In connection with the second private placement, the Company and China Hand amended and restated the Registration Rights Agreement dated August 20, 2008 and China Hand waived any registration delay payments that may have accrued under that Registration Rights Agreement up to the date of the Amended Agreement.  Pursuant to the Amended and Restated Registration Rights Agreement, the Company agreed to register all of the shares of Common Stock underlying the securities issued to China Hand in the August 20, 2008 and May 1, 2009 private placements and to file a Registration Statement covering the resale of the shares by May 31, 2009. The Company is subject to registration delay payments if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments accrue at a rate of 1% per month of the aggregate investment amount paid by the holder applicable to each securities purchase agreement or $144,000 per month, provided that the maximum aggregate amount of the registration delay payments will be $2,160,000, or 15% of the gross proceeds of the private placements. As of March 31, 2010, the Company has not filed the required Registration Statement.

Management expects to file the required Registration Statement and use its best efforts to have it effective by August, 2010. In accordance with the guidance in FASB ASC 815-40-05 Accounting for Registration Payment Arrangements (formerly FSP EITF 00-19-2), the Company has accrued the $144,000 per month registration delay payments for the period from June 1, 2009 to August 31, 2010. As of March 31, 2010 and December 31, 2009, the Company has accrued $2,160,000 (which is the maximum amount of the registration delay payments) for these registration delay payments.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

15. Derivative financial instruments - warrants

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

On May 1, 2009, the fair value of the 7,814,719 warrants issued to China Hand in connection with the Series B Convertible Preferred Stock was $3,246,693 and the fair value of the 3,907,358 warrants issued to the placement agent was $1,623,346. The fair values were computed using the CRR model, based on the five year life of the warrants, the exercise price of $0.187, estimated volatility of 90%, a risk free interest rate of 2.03% and an assumed dividend rate of 0%.

At March 31, 2010 and December 31, 2009, the fair value of the warrants was $6,368,390 and $6,768,106, respectively, based on the following assumptions:

	March 31, 2010	December 31, 2009

Warrants outstanding	31,224,489	31,224,489
Exercise price	$0.187	$0.187
Annual dividend yield	0%	0%
Expected life (years)	3.39-4.08	3.64-4.33
Risk-free interest rate	1.45%-3%	2.02% - 2.36%
Expected volatility	90%	90%

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

The Company recognized a gain of $399,716 from the change in fair value of these warrants for the three months ended March 31, 2010 and a loss of $11,712,514 from the change in fair value for the three months ended March 31, 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

16. Acquisitions of Subsidiaries

Zhanhua Jiutai Gas Co.Ltd. (“Zhanhua Jiutai”)

On December 12, 2009, Chensheng, our indirect wholly-owned subsidiary, entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interests of Zhanhua Jiutai, a PRC company, from the five shareholders of Zhanhua Jiutai, for a total purchase price of $2,413,269 (RMB 16,500,000).

As of March 31, 2010, the total outstanding on the acquisition of Zhanhua Jiutai is $1,015,202 which is recorded under the Acquisition consideration payable (see note 11).

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

As of the acquisition date, Zhanhua Jiutai did not commence business since acquisition, and therefore, the pro forma financial information for the three months ended March 31, 2009 is the same as the actual figure shown in the statement of Condensed Consolidated Statements of Operations and Comprehensive Income.

In accordance with FASB 810-10-5, the condensed consolidated balance sheet at March 31, 2010 includes certain liabilities of Zhanhua Jiutai assumed by the five former shareholders of Zhanhua Jiutai in 2009, as the Group consolidates Zhanhua Jiutai.

The following table summarizes the liabilities to be settled by the former shareholders, but which are included in our balance sheet as of March 31, 2010. In accordance with the Agreement, these liabilities were not assumed by Chensheng and will be settled by the five former shareholders of Zhanhua Jiutai in 2010.

Accounts payable	$711,512
Other payables	4,290
Salary payables	961,207
Liabilities to be settled by former shareholders	$1,677,009

Deemed receivable from former shareholders for settlement of certain liabilities	$1,677,009

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

16. Acquisitions of Subsidiary - continued

Wuyuan County Zhongran Gas Ltd. (“Wuyuan”)

On December 16, 2009, Willsky entered into an Equity Interest Purchase Agreement to acquire 100% of the outstanding equity interests in Wuyuan, a PRC company, from Flying Dragon Investment Management Limited, for a total purchase price of $877,552 (RMB 6,000,000), which purchase price was based on an appraised value of Wuyaun as of September 30, 2009.

As of March 31, 2010, the total outstanding on the acquisition of Wuyuan is $636,850 which is recorded under the Acquisition consideration payable (see note 11).

The acquisition of Wuyuan was accounted for as a business combination, in accordance with FASB ASC 805 Business Combinations. The results of Wuyuan and the estimated fair market values of the assets and liabilities have been included in the Group’s consolidated financial statements from the date of acquisition. The purchase price of $877,552 was less than the fair value of the assets acquired and liabilities assumed on the date of the acquisition December 16, 2009 and, accordingly, we recognized a gain related to the acquisition, as follows:

Prepaid expenses	$650,120
Other receivables	89,598
Inventories	67
Construction in progress	203,742
Intangible assets	244,000
Assets acquired	$1,187,527
Less: Purchase consideration (net of $3,081 cash received)	(874,471)
Gain on acquisition of Wuyuan	$313,056

As of the acquisition date, Wuyuan did not commence business up to third quarter of 2009, and therefore, the pro forma financial information for the three months ended March 31, 2009 is the same as the actual figure shown in the statement of Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the liabilities to be settled by the former shareholders but which are included in our balance sheet as of March 31, 2010. In accordance with the Agreement, these liabilities were not assumed by the Company and will be settled by the former shareholder of Wuyuan in 2010.

Accounts payable	$105,344
Other current liabilities	201,748
Liabilities to be settled by former shareholder	$307,092

Deemed receivable from former shareholder for settlement of certain liabilities	$307,092

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

17. Deposits for Acquisitions of Subsidiaries

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

As of March 31, 2010, the transfers of the ownership of Lean Zhonran and Fuzhou Zhongran were not completed and the Group paid $1,222,946 as deposits and recorded it under the caption of Deposits for acquisition. (See note 10).

The stockholder of Lean Zhongran, Flying Dragon Resources Investment Management Limited and Flying Dragon Resource Development Limited are two different companies but controlled by the same person.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

18.  Deemed Receivable From Former Shareholders Of Subsidiaries Acquired For Settlement Of Certain Liabilities

Deemed receivable from former shareholders for settlement of certain liabilities of $1,984,101 as of March 31, 2010, represents $1,677,009 of the liabilities of Zhanhua Jiutai which are to be settled by the five former shareholders of Zhanhua Jiutai and $307,092 of the liabilities of Wuyuan which are to be settled by the former shareholders of Wuyuan, as disclosed in Note 16. These amounts will be due in future financial reporting periods.

19. Non-controlling Interests in Subsidiaries

As of March 31, 2010, Tianjin Huan Long Trading directly held a 1% non-controlling interest in our subsidiary SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng and Zhanhua Jiutai and a 0.3% non-controlling interest in Binhai Zhongneng. The total of these non-controlling interests at March 31, 2010 was $170,066 and their share of net income for the three months ended March 31, 2010 was $1,725.

As of December 31, 2009, Tianjin Huan Long Trading directly held a 1% non-controlling interest in our subsidiary SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng and Zhanhua Jiutai and a 0.3% non-controlling interest in Binhai Zhongneng. The total of these non-controlling interests at March 31, 2010 was $168,341 and their share of net loss for the three months ended March 31, 2009 was $20,955.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

20. Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Group had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2010 and December 31, 2009.

BVI

Willsky is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for all subsidiaries in the PRC for fiscal years 2010 and 2009. Chensheng was taxed at 1% of revenues from January to June 2009.  From July 2009 on, Chensheng is taxed at 25% of net income.

The current year tax provision was $289,923 and $997 for the three months ended March 2010 and 2009, respectively.  The Group has recorded no deferred tax assets or liabilities as of March 31, 2010 and December 31, 2009, because all significant differences in tax basis and financial statement amounts are permanent differences, and a full valuation allowance has been provided against temporary differences.

	For the three months ended March 31,
	2010	2009
Income Tax Expense:
Current tax	$289,923	$997
Change in deferred tax assets – NOL	211,355	3,104,840
Change in valuation allowance	(211,355)	(3,104,840)
Total	$289,923	$997

We follow the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended March 31, 2010.  Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns.  In addition, we have timely filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the three months March 31, 2010 and 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

20. Income Taxes - continued

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes for the three months ended March 31, 2010 and 2009 for the followings reasons:

	For the three months ended March 31,
	2010	2009

Income (loss) from continuing operations before income taxes	$271,612	$(12,410,024)

Computed “expected” income tax expense at 25% in 2010 and 2009, except on the net income of Chensheng of $2,931 in 2009	$67,903	$(3,105,437)

Income tax expense of Chensheng - charged at 0.8% of gross sales of $199,250 in 2009	-	1,594

Tax effect of net taxable permanent differences	10,665	-

Effect of cumulative tax losses	211,355	3,104,840

	$289,923	$997

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the three months ended March 31, 2010 and 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

21. Earnings Per Share

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

	For the three months ended March 31,
	2010	2009
Numerator for basic (loss) per share from continuing operations attributable to China New Energy Group’s common stockholders:
Net (loss) from continuing operations	$(105,666)	$(12,470,588)
Dividend on preferred stocks	(215,175)	(135,000)

Loss from continuing operations used in computing basic loss per share	$(320,841)	$(12,605,588)

Basic (loss) per share from continuing operations	$(0.00)	$(0.13)

Numerator for basic (loss) per share from discontinued operations
Net loss from discontinued operations	$(85,630)	$(80,522)

Loss from discontinued operations used in computing basic earnings per share	$(85,630)	$(80,522)

Basic loss per share from discontinued operations	$(0.00)	$(0.00)

Numerator for diluted (loss) per share from continuing operations attributable to China New Energy Group’s common stockholders:
Net loss from continuing operations	$(320,841)	$(12,605,588)
Dividend on preferred stocks	215,175	135,000

(Loss) from continuing operations used in computing diluted earnings per share	$(105,666)	$(12,470,588)

Diluted (loss) per share from continuing operations	$(0.00)	$(0.13)

Numerator for diluted loss per share from discontinued operations
Net loss from discontinued operations	$(85,630)	$(80,522)

Loss from discontinued operations used in computing diluted earnings per share	$(85,630)	$(80,522)

Diluted loss per share from discontinued operations	$(0.00)	$(0.00)

Denominator for basic and diluted earnings per share
Weighted average shares of Common Stock outstanding	101,788,199	100,000,041
Shares used in computing diluted net income (loss) per share	101,788,199	100,000,041

Total loss per share:
Basic	$(0.00)	$(0.13)
Diluted	$(0.00)	$(0.13)

Potential common shares outstanding as of March 31,:
Series A Convertible Preferred Stock	7,031,818	7,031,818
Series B Convertible Preferred Stock	2,153,307	-
Warrant outstanding	31,224,489	19,502,412

For the three months ended March 31, 2010 and 2009, the number of securities totaled 40,409,614 and 26,534,230, respectively, which are not included in the diluted EPS because the effect would have been anti-dilutive.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

22. Business and Geographical Segments

The Group’s operations are classified into two principal reportable segments which are the provision of gas pipe connection services and the provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	For the three months ended March 31, 2010			For the three months ended March 31, 2009			For the three months ended March 31,
	Connection			Connection			2010	2009
	services	Natural gas	Corporate	services	Natural gas	Corporate	Total	Total

External revenue	$1,691,362	18,450	-	$146,752	$12,633	$-	$1,709,812	$159,385
Interest income	2,439	-	-	2,212	-	-	2,439	2,212
Interest expense	(2,173)	-	-	(401)	-	(211)	(2,173)	(612)
Depreciation and amortization	29,152	11,802	38,171	19,705	11,820	13,657	79,125	45,182
Income tax	289,923	-	-	997	-	-	289,923	997

Net income (loss)	1,099,044	(10,412)	(1,192,573)	88,469	(10,647)	(12,569,365)	(103,941)	(12,491,543)

Expenditures for long-lived assets	1,618,804	-	-	60,821	108,268	-	1,618,804	169,089

	As at March 31, 2010			As at December 31, 2009			As at March 31, 2010	As at December 31, 2009
Total Assets	$13,944,794	2,413,055	24,038,281	$23,608,532	$2,820,280	$13,797,010	$40,396,130	$40,225,822

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

23. Concentrations and Credit Risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Group considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at March 31, 2010 and December 31, 2009 amounted to $514,127 and $2,672,884, respectively, of which no deposits were covered by insurance. Also, as of both March 31, 2010 and December 31, 2009, the Group held $180,352 in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors to restrict use of the funds to pay preferred stock dividends and investor relation expenses. Nonperformance by these institutions could expose the Group to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Group has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the three months ended March 31, 2010, four customers accounted for approximately 76% of the Group’s revenues and three customers accounted for approximately 52% of the Group’s accounts receivable as of March 31, 2010. For the three months ended March 31, 2009, one customer accounted for approximately 100% of the Group’s revenues and five customers accounted for approximately 98% of the Group’s accounts receivable as of March 31, 2009.

Major suppliers – For the three months ended March 31, 2010, four suppliers accounted for approximately 93% of the Group’s purchases and two suppliers accounted for approximately 73% of the Group’s accounts payable as of March 31, 2010. For the three months ended March 31, 2009, one supplier accounted for approximately 100% of the Group’s purchases and three suppliers accounted for approximately 96% of the Group’s accounts payable as of March 31, 2009.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

24. Commitments and Contingencies

Operating Leases - In the normal course of business, the Group leases office space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. The Company is obligated under operating leases requiring minimum rentals as follows:

Year ending December 31:

Remainder of 2010	$130,616
2011	119
2012	-
2013	-
2014	-
Thereafter	-

Total minimum lease payments	$130,735

During the three months ended March 31, 2010 and 2009, rental expenses included in general and administrative expenses were $88,398 and $34,129, respectively.

As of March 31, 2010 and 2009, the Group did not have any contingent liabilities.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

25. Subsequent  events

Acquisition of Beijing Century Dadi Gas Engineering Co., Ltd.(“Century Dadi”) and its affiliated companies including Beijing Dadi Gas Engineering Co. Ltd. (“Dadi Gas”)

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Changsha Yuedu Steel Co.,Ltd(. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). On April 9, 2010 and the Group received part of the downpayment of $731,000 (RBM5,000,000).

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

The Company paid part of the installment of $731,000 (RBM5,000,000) on April 9, 2010 as deposit to acquire Dadi Gas.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and residential consumers in the cities of Nandaihe,Zhanhua and Shangrao. Currently, these distribution networks provide natural gas to an aggregate of approximately 26,000 consumers in these cities.

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

Our Current Organizational Structure

China New Energy Group Company was incorporated on March 28, 2008 in the state of Delaware, under the name of Travel Hunt Holdings, Inc.  On May 27, 2008, Travel Hunt changed its name to China New Energy Group Company in connection with a share exchange transaction as described below.

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

On December 12, 2009, Chensheng, our indirect wholly-owned subsidiary, entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interest of Zhanhua Jiutai  from the 5 shareholders of Zhanhua Jiutai. Under this Agreement, Chensheng agreed to purchase 100% of the outstanding equity interest of Zhanhua Jiutai from the Zhanhua Jiutai Shareholders for a total purchase price of $2,413,259 (RMB 16,500,000).

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

During the three months ended March 31, 2010 and 2009, all the contracts for connection services were started and completed .

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

Reportable Operating Segments

For the three months ended March 31, 2010, we had sales revenue of $1.71 million of which $1.69 million,   or 98.83%, was from connection services while $0.02 million, or 1.17%, was derived from gas sales.

Our revenue for the three months ended March 31, 2010 was mainly contributed by the connection services segment as we concentrate our efforts to provide our services to property developers.  Thus, the gas consumption will begin when the properties are sold in the market.  Currently, the volume of gas sales to connected households is not high.  This phenomenon does affect our revenue structure.

First Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2010:

Revenues: Our revenues were $1.71 million for the three months ended March 31, 2010, an increase of 975% from the same period of 2009.

Gross Margin:  Gross margin was 73% for the three months ended March 31, 2010 compared to gross margin of 48% for the three months ended March 31, 2009, representing a percentage increase of 25%.

Total Operating Expenses:  Operating expenses (including selling, general and administrative expenses) were $1.38 million for the three months ended March 31, 2010, an increase of 78% from the same period of 2009.

Net Loss:  Net loss was $0.11 million for the three months ended March 31, 2010. It was mainly due to: (1) an increase of revenue by $1.55 million, and (2) a change in fair value of warrant liabilities which resulted in other income of $0.40 million, which was offset by the increase in operating expenses of $0.49 million.

Fully diluted net income per share: Fully diluted net income per share was $0.00 for the three months ended March 31, 2010, as compared to a net loss per share of $0.13 for the same period of 2009.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the three months ended March 31, 2010 and 2009 as the Company did not have reportable taxable income for the period.

Willsky, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the three months ended March 31, 2010 and 2009 as Willsky did not have reportable taxable income for the period.

SingOcean is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%.

Chensheng is subject to the tax laws of the PRC being taxed on 0.8% of annual sales. Starting from January 1, 2009, the tax rate was changed to 1% on sales.  On July 1, 2009, the tax rate was changed to 25% on net income. For the three months ended March 31, 2010 and 2009, the amount of income tax was $0.18 MM and $0.001 MM, respectively.

Binhai Zhongneng is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%. For the three months ended March 31, 2010, the amount of income tax was nil.

Zhanhua is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%. For the three months ended March 31, 2010, the amount of income tax was $0.04 MM.

Wuyuan is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%. For the three months ended March 31, 2010, the amount of income tax was $0.06 MM.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

The following table summarizes the results of our operations during the three months ended March 31, 2010 and 2009:

(All amounts, other than percentages, in thousands of U.S. dollars)

	For the three months ended
	March 31
	2010	2009	Change	Change%

Revenues:	$1,710	$159	$1,551	975%

Cost of Sales:	460	83	377	454%

Gross Profit	1,250	76	1,174	1545%

Total operating expenses	1,378	775	603	78%

Loss from operations	(128)	(699)	571	82%

Other Income (Expenses):
Change in fair value of derivative financial instruments - warrants	400	(11,713)	12,112	103%
Interest income (expense)	-	2	(2)	-100%

Income (loss) From Continuing Operations, Before Income Tax	272	(12,410)	12,682	102%

Income Tax	290	1	289	28900%

(Loss) from Discontinued Operations, net of Income Tax	(86)	(81)	(5)	-6%

Non-controlling Interest	(2)	21	(23)	-110%

Net (Loss)	(106)	(12,471)	12,365	99%

Revenues.   Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $1.55 MM, or 975%, to $1.71 MM for the three months ended March 31, 2010 from $0.16 MM for the same period in 2009. This increase was mainly attributable to an increase in number of connection households. Connection households increased by 3,989 to4,407 which provided by Zhanhua Jiutai, Wuyuan and Chensheng for the three months ended March 31, 2010 and from 418 which provided by Chensheng for the same period in 2009.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.38 million, or 454%, to $0.46 million, for the three months ended March 31, 2010 from $0.08 million during the same period in 2009. Such increase was mainly attributable to a corresponding increase in the number of households.

Gross Profit. Our gross profit increased by $1.17 million to $1.25 million for the three months ended March 31, 2010 from $0.08 million during the same period in 2009. Gross profit as a percentage of revenues, or gross profit margin, was 73% for the three months ended March 31, 2010.  The gross profit margin during the same period in 2009 was 48%. Such increase in gross margin was mainly due to 99% of revenues were derived from connection fees while during the same period in 2009 was 92%, and the gross margin of connection fees was higher than that of gas sales.

Total Operating Expenses. The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the three months ended March 31, 2010, the total operating expenses were $1.38 million while the amount was $0.78 million for the same period of 2009, or increased by 78%.  This increase was mainly due to the fact that we are preparing to expand our company. Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Loss from Operations. Our loss from operations decreased by $0.57 million, or 82%, to $0.13 million for the three months ended March 31, 2010 from $0.70 million during the same period in 2009. Such decrease in loss from operations is due to an increase of revenues generated.

Other Income (Expenses).

Change In Fair Value of Warrant Liability: For the three months ended March 31, 2010, the change in fair value of warrant liability was recorded as other income of $0.40 million while the one incurred in the same period for 2009 was recorded as other expenses of $11.71 million.

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

As of March 31, 2010 and the year ended December 31, 2009, the fair value of the warrants was $6.37 MM and $6.77 MM, respectively.  Therefore, the Company recognized a $0.40 MM gain from the change in fair value for the three months ended March 31, 2010 and a $11.71 MM loss from the change in fair value for the three months ended March 31, 2009.

Income from Continuing Operations, Before Income Tax. Our income from continuing operations, before income tax increased by $12.68 MM to $0.27 MM for the three months ended March 31, 2010 from a loss of $12.41 MM during the same period in 2009.  Such variance was mainly due to: (1) an increase in revenue; and (2) a gain $0.40 MM of the change in fair value of warrant liability recognized in the three months of 2010, while a loss $11.71 MM was recorded in the same period of 2009.

Loss From Discontinued Operations.

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd in 2010 – completed in 2010

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Changsha Yuedu Steel Co.,Ltd(. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). On April 9, 2010 and the Group received part of the downpaymnet of $731,000 (RBM5,000,000).

As of March 31, 2010, the control of Yingkou still remains in the Group, and therefore, the Group recorded all the assets and liabilities of Yingkou under the caption of “Current Assets Held for Sale”, “Non-current Assets Held for Sale” and “Liabilities Held for Sale”. The operations activity of Yingkou was recorded under the discontinued operations for the three months ended March 31, 2010 and 2009.

The following table displays summarized operating activity for the discontinued operations of Yingkou for the three months ended March 31 2010 and Yingkou and Acheng for the three months ended March 31, 2009.

	For the three months ended
	2010	2009
Revenue	$201,159	$165,632
Operating loss	$(92,501)	$(86,608)
Loss before income taxes	$(85,630)	$(80,522)
Income tax expense	$-	$-
Loss from discontinued operations, net of tax	$(85,630)	$(80,522)

Net Loss. Net loss decreased by $12.36 MM to a net loss of $0.11 MM for the three months ended March 31, 2010, from a net loss of $12.47 MM for the same period of 2009, which is mainly due to: (1) an increase in revenue of $1.55MM; and (2) a gain $0.40 MM of the change in fair value of warrant liability recognized in the three months of 2010, while a loss $11.71 MM was recorded in the same period of 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of approximately $0.51 MM.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)
	For The Three Months Ended
	March 31,
	2010	2009

Net cash used in operating activities	$(348)	$(373)

Net cash used in investing activities	(1,811)	(2,040)

Net cash provided by financing activities	-	439

Effect of exchange rate changes in cash and cash equivalents	-	(4)

Net decrease in cash and cash equivalents	$(2,159)	$(1,978)

Operating Activities

Net cash used in operating activities was $0.35 MM for the three months ended March 31, 2010, compared to net cash used in operating activities of $0.37 MM during the same period of 2009. It was approximately equal.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the three months ended March 31, 2010 was $1.81 MM, which was a decrease of $0.23 MM from $2.04 MM for the same period of 2009.  This decrease was due to a payment made for the acquisition of Dongxiang $1.03 MM in the three months ended March 31, 2010, while for the acquisition of Chengsheng $1.84 MM in the same period of 2009.

Financing Activities

Our debt (included in the warrant liabilities) to equity ratio was 171% as of March 31, 2010.  Net cash provided by financing activities for the three months ended March 31, 2010 was nil and $0.44 provided by discontinued operations for the same period.

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For the three months ended March 31, 2010, the company spent about $2.29 MM in capital expenditures which was mainly for the construction of gas pipelines and gas station. The company settled the payments according to the terms of the contract and fulfilled of its contractual obligations.  Other than the operating leases stated in Note 24 to Audited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 24, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.13 MM.

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

Off Balance Sheet Arrangements

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Changsha Yuedu Steel Co.,Ltd(. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). On April 9, 2010 and the Group received part of the downpayment of $731,000 (RBM5,000,000).

On March 8, 2010, the Company entered into an Equity Transfer Agreement with Mr. Tang Zhixiang to acquire from Mr. Tang a 70% equity interest in Century Dadi, a PRC company, and a 70% equity interest in its affiliated companies including Dadi Gas.

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

Under the terms of the Agreement, the parties will open a mutually managed account and we will deposit approximately $1,466,000 (RMB10,000,000) into that account to be applied towards the purchase price.

The Company paid part of the installment of $731,000 (RBM5,000,000) on April 9, 2010 on the acquisition of Dadi Gas.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Yangkan Chong, our Chief Executive Officer and Mr. Eric Yu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, Mr. Chong and Mr. Yu concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective and the following measurements have been deployed.

•	We continue to arrange necessary training for our accounting department staff;

•	We continue to engage external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts;

•
We have established an effective internal audit function; through allocating financial and human resources to strengthen the internal control structure and we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

We believe that the foregoing steps will strengthen our disclosure controls and procedures, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls.

Except as described above there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2009

CHINA NEW ENERGY GROUP COMPANY

By:	/s/ Yangkan Chong
Yangkan Chong
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.