Form 10-Q
period 2010-06-30
China New Energy Group CO
filed 2010-08-16
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-83375

CHINA NEW ENERGY GROUP COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0972647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block B1, 18/F,No. 85,Nanjing Road,
Tianjin Emperor Place,Heping District,Tianjin, 300040
People's Republic of China
(Address of principal executive offices, Zip Code)

(86 22) 2321 0508
(Registrant’s telephone number, including area code)

20/F, Center Plaza, No.188 Jie Fang Road
He Ping District, Tianjin, China  300042

________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of stock, as of August 10, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	107,070,281

Quarterly Report on FORM 10-Q/A
 Three and Six Months Ended June 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM 4.	CONTROLS AND PROCEDURES	50

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	51
ITEM 6.	EXHIBITS	52

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA NEW ENERGY GROUP COMPANY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	（Unaudited）
CURRENT ASSETS
Cash and cash equivalents	$262,728	$2,672,884
Restricted cash	131,930	180,352
Accounts receivable, net of allowance for doubtful accounts of $231,550 and $-	4,555,133	4,619,232
Receivable from sale of a subsidiary	3,260,582	5,119,055
Inventories, net	286,595	271,104
Prepaid expenses	205,024	179,011
Deemed receivable from former shareholders of subsidiaries acquired for settlement of certain liabilities	1,384,073	1,983,782
Current assets held for sale	1,407,538	1,768,278
NET CURRENT ASSETS	11,493,603	16,793,698

Property, plant and equipment, net	10,039,454	8,000,069
Other receivables	1,940,197	2,091,092
Deposits for acquisitions of subsidiaries	1,222,946	197,696
Intangible assets, net	1,181,224	1,186,272
Deposits paid for acquisition of long term assets	2,960,522	1,972,162
Goodwill	225,430	224,488
Non-current assets held for sale	9,970,525	9,760,345

TOTAL ASSETS	$39,033,901	$40,225,822

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$908,076	$614,642
Deposits receipt for disposal	734,365	-
Accruals and other payable	683,732	187,904
Acquisition consideration payable	1,538,654	1,651,888
Tax payable	621,980	1,323,815
Registration rights penalties payable	2,160,000	2,160,000
Related party payables	98,305	97,893
Dividends payable on preferred stock	503,515	509,381
Derivative financial instruments – warrants	6,476,070	6,768,106
Liabilities to be settled by former shareholders of subsidiaries acquired	1,384,073	1,983,782
Current liabilities held for sale	430,656	548,832
TOTAL CURRENT LIABILITIES	15,539,426	15,846,243

Commitments and contingencies (Note 23)

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock : 2,098,918 and 2,098,918 shares issued and outstanding, liquidation preference of $10,137,774 and $10,137,774 as of June 30, 2010 and December 31, 2009	7,031,818	7,031,818

Series B Convertible Preferred Stock: 1,116,388 and 1,116,388 shares issued and outstanding, liquidation preference of $5,399,969 and $5,399,969 as of June 30, 2010 and December 31, 2009	2,153,307	2,153,307

CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY
Common Stock: 500,000,000 shares authorized, $0.001 par value, 105,395,032 and 101,788,199 shares issued and outstanding, respectively	105,395	101,788
Additional paid in capital	10,629,380	10,152,971
(Accumulated deficit)/ Retained earnings	(98,061)	1,423,523
Statutory surplus reserve fund	1,746,890	1,746,890
Accumulated other comprehensive income	1,754,684	1,600,941
TOTAL CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY	14,138,288	15,026,113

Non-controlling interest	171,062	168,341
TOTAL EQUITY	14,309,350	15,194,454

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$39,033,901	$40,225,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Connection services	$663,179	$505,106	$2,354,541	$651,858
Natural gas	28,452	29,610	46,902	42,243
	691,631	534,716	2,401,443	694,101
Cost of Sales:
Connection services	140,102	161,489	571,678	221,583
Natural gas	44,723	35,136	73,585	58,417
	184,825	196,625	645,263	280,000
Gross Profit	506,806	338,091	1,756,180	414,101

Operating Expenses:
General and administrative expenses	1,175,719	485,146	2,484,325	772,298
Selling expenses	81,969	48,541	151,636	86,602
Registration right liabilities	-	-	-	450,000
Total operating expenses	1,257,688	533,687	2,635,961	1,308,900

Operating (Loss)	(750,882)	(195,596)	(879,781)	(894,799)

Other Income (Expenses):
Change in fair value of derivative financial instruments - warrants	(107,680)	13,688,558	292,036	1,976,044
Interest income	111	25	2,550	2,234
Interest expense	(2,192)	(2,401)	(4,365)	(3,010)
Other income	12,561	-	13,090	93
Total other income (expenses)	(97,200)	13,686,182	303,311	1,975,361

(Loss) Income From continuing operations, Before Income Tax	(848,082)	13,490,586	(576,470)	1,080,562

Income Tax	92,674	5,111	382,597	6,108

(Loss) Income From continuing operations, net of Income Tax	(940,756)	13,485,475	(959,067)	1,074,454

Discontinued Operations:
(Loss) Income from discontinued operations, net of income tax	(16)	1,165,559	(85,646)	1,085,037

(Loss) Income from discontinued operations, net of Income Tax	(16)	1,165,559	(85,646)	1,085,037

Net (Loss) Income	(940,772)	14,651,034	(1,044,713)	2,159,491

Net Loss (Income) attributable to Non-controlling Interest	(996)	(14,052)	(2,721)	6,903

Net (Loss) Income attributable to China New Energy Group	(941,768)	14,636,982	(1,047,434)	2,166,394

Dividend on Preferred Stock	(258,975)	(2,342,807)	(474,150)	(2,477,807)

Net (Loss) Income attributable to China New Energy Group Common Stockholders	(1,200,743)	12,294,175	(1,521,584)	(311,413)

Other Comprehensive Income:
Net (Loss) Income	(940,772)	14,651,034	(1,044,713)	2,159,491
Foreign currency translation loss	(147,358)	(10,679)	(152,539)	(10,679)
Comprehensive Income attributable to Non-controlling interest	-	5,026	-	5,026
Comprehensive (loss) income	$(1,088,130)	$14,645,381	$(1,197,252)	$2,153,838

(Loss) Income per share – Basic
(Loss) Income from continuing operations	$(0.01)	$0.10	$(0.01)	$(0.03)
(Loss) Income from discontinued operations	$(0.00)	$0.01	$(0.00)	$0.01
Total (loss) income per share	$(0.01)	$0.11	$(0.01)	$(0.02)

(Loss) Income per share – Diluted
(Loss) Income from continuing operations	$(0.01)	$0.10	$(0.01)	$(0.03)
(Loss) Income from discontinued operations	$(0.00)	$0.01	$(0.00)	$0.01
Total (loss) income per share	$(0.01)	$0.11	$(0.01)	$(0.02)

Weighted average common shares outstanding
Basic	102,580,909	100,000,041	102,186,744	100,000,041
Diluted	227,672,021	144,433,653	227,340,954	142,264,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

	For The Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(1,044,713)	$2,159,491
Net (income) loss from discontinued operations	(85,646)	1,085,037
Net (loss) income from continuing operations	$(959,067)	$1,074,454

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative financial instruments – warrants	(292,036)	(1,976,044)
Registration rights penalties	-	450,000
Depreciation and amortization	169,590	88,702

Changes in operating assets and liabilities:
Accounts receivable	83,183	(1,502,292)
Other receivables	160,267	385,321
Inventories	(14,297)	21,316
Prepayment	(25,180)	211,701
Other current assets	-	(72,372)
Accounts payable	289,740	(446,848)
Accruals and other payables	1,225,507	(21,764)
Tax payable	(704,689)	(241,029)
Cash used in operating activities – continuing operations	(66,982)	(2,028,855)
Cash provided by operating activities – discontinued operations	171,811	(410,215)

Net cash provided by (used in) operating activities	104,829	(2,439,070)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,157,702)	(664,429)
Deposit paid for property, plant and equipment	(976,326)	(395,017)
Deposits paid for acquisitions of subsidiaries	(1,025,250)	-
Payment made to acquire subsidiary – Chensheng	-	(1,838,946)
Proceeds from sale of subsidiary	1,872,782	-
Acquisition consideration payable	(117,049)	-
Distribution from discontinued operation	1,994	-
Cash used in investing activities-continuing operations	(2,401,551)	(2,898,392)
Cash used in investing activities-discontinued operations	(179,250)	(1,849,891)

Net cash used in investing activities	(2,580,801)	(4,748,283)

Cash flows from financing activities
Change from restricted cash	48,422	16,437
Issued preferred stock	-	4,752,140
Cash provided by financing activities-continuing operations	48,422	4,768,577
Cash provided by financing activities-discontinued operations	-	439,060

Net cash flows provided by financing activities	48,422	5,207,637

Effect of exchange rate changes in cash and cash equivalents	17,394	1,392

Net decrease in cash and cash equivalents	(2,410,156)	(1,978,324)

Cash and cash equivalents - beginning of period	2,672,884	5,612,356

Cash and cash equivalents - end of period	$262,728	$3,634,032

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,365	$3,010
Cash paid for income tax	$1,036,534	$372,556

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends payable	$474,150	$324,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Group (which together with the company are collectively referred to as the “Group”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Group believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Group for the year ended December 31, 2009 and notes thereto included in the Form 10K of China New Energy Group Company filed on April 15, 2010. The Group follows the same accounting policies in the preparation of interim reports.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

2.           Organization and description of business-continued

Principal activity

The principal activity of the Company is the operation of a natural gas distribution network through its Chinese subsidiary companies. The Company’s operating subsidiaries and branches at June 30, 2010  and their principal activities are as follows:

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

2.           Organization and description of business-continued

Willsky Development Ltd. (“Willsky”)

Willsky was incorporated on May 31, 2005 under the laws of the British Virgin Islands.

Tianjin Sing Ocean Public Utility Development Co., Ltd. (“SingOcean”)

In 2005, Willsky acquired a 99% shareholding in SingOcean, which was formed in the PRC as an equity joint venture to be operated for a period of 50 years until January 18, 2054, with registered capital of $4,500,000 (RMB31,897,000). SingOcean set up a branch division in Acheng, Tianjin, called Tianjin Sing Ocean Public Utility Development Co., Ltd. - Acheng Division (“SingOcean - Acheng Division”) which is to be operated for a period of five years until December 28, 2010, but the Acheng Division was sold in 2009.

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

On December 10, 2008, we entered into an Agreement for Equity Transfer with the holders of the remaining 51% ownership interest in Chensheng. The Agreement was consummated on December 30, 2008 and CNER purchased the remaining 51% of Chensheng from 17 individuals, for an aggregate purchase price of approximately $1,840,000 (RMB12,560,000). As a result, the Company owns 51% of Chensheng and our 99%-owned subsidiary SingOcean owns 49% of Chensheng and thus the Group ultimately owns 99.5% of Chensheng.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

2.           Organization and description of business-continued

Zhanhua Jiutai Gas Co.Ltd. (“Zhanhua Jiutai”)

On December 12, 2009, Chensheng entered into an Equity Interest Purchase Agreement to acquire all of the equity interests in Zhanhua Jiutai, a PRC company, from the five shareholders of Zhanhua Jiutai, for a total purchase price of $2,413,259 (RMB16,500,000).

Wuyuan County Zhongran Gas Ltd. (“Wuyuan”)

On December 16, 2009, Willsky entered into an Equity Interest Purchase Agreement to acquire all of the equity interests in Wuyuan, a PRC company, from Flying Dragon Investment Management Limited, for a total purchase price of $877,552 (RMB6,000,000), based on an appraised value of Wuyuan as of September 30, 2009.

Operational Rights and Right to Supply and Operate Gas Pipeline

The Group, through SingOcean, has signed an “Investment Agreement of Piped Gas Project Construction in Dashiqiao City” which states that the Group is in charge of operations and management of the piped gas project in Dashiqiao. On June 16, 2005, the Dashiqiao City Construction Bureau gave the Group a certificate which confirmed that SingOcean has exclusive operational rights for thirty years in Dashiqiao City. The Group receives a connection fee of $380 (RMB2,600) per user. On March 17, 2010, SingOcean entered into an agreement to sell our interest in Yingkou Zhongneng which was established in Dashiqiao City at approximately $3,200,000 (RMB21,900,000).

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

2010 Acquisitions

In 2010, we have entered into various agreements to acquire additional subsidiaries, as described in Note 15 and 16.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

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

(d) Reclassification

Certain amounts in the prior year have been reclassified to conform to the current period’s presentation.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

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

During the six months ended June 30, 2010 and 2009, all the contracts for connection services were started and completed in the same period.

Revenue from sale of gas

Sales revenue from the sale of gas represents the invoiced value of goods sold, net of value-added tax (“VAT”). Revenue from the sale of gas is recognized when the goods are delivered and title has passed.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

3. Summary of Significant Accounting Policies-continued

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

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the Group to develop its own assumptions.

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

(g) New accounting pronouncements

Fair Value Measurements
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at January 1, 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of January 1, 2011. Adoption did not have a material impact on our consolidated financial statements.

Receivables
In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of A Pool That Is Accounted for as a Single Asset. ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for the first interim and annual period ending on or after July 15, 2010. Early adoption is permitted. The Company adopted this guidance without a material impact on its consolidated financial statements.

For a description of further accounting policies, please see the December 31, 2009 10K.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

4. Discontinued Operations

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd in 2010 – completed in 2010

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng for a cash purchase price of approximately $3,200,000 (RMB21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Changsha Yuedu Steel Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng for a cash purchase price of approximately $3,200,000 (RMB21,900,000). As of June 30, 2010, the Group received part of the downpayment of $731,000 (RMB5,000,000). And the Group received a further part of the downpayment of $297,000 (RMB2,000,000) on July 7, 2010.

As of June 30, 2010, the control of Yingkou still remains in the Group, and therefore, the Group recorded all the assets and liabilities of Yingkou under the caption of “Current Assets Held for Sale”, “Non-current Assets Held for Sale” and “Liabilities Held for Sale”. The operating activity of Yingkou was recorded under the discontinued operations for the six months ended June 30, 2010 and 2009.

The following table displays summarized operating activity for the discontinued operations of Yingkou for the six and three months ended June 30, 2010, and Yingkou and Acheng for the six and three months ended June 30, 2009.

	For the three months ended		For the six months ended
	June 30,		June, 30
	2010	2009	2010	2009

Revenue	$-	$2,275,875	$201,159	$2,441,507
Operating (loss) profit	$(16)	$1,526,133	$(108,698)	$1,439,525
(Loss) Profit before income taxes	$(16)	$1,527,238	$(85,646)	$1,446,716
Income tax expense	$-	$361,679	$-	$361,679
(Loss) Profit from discontinued operations, net of tax	$(16)	$1,165,559	$(85,646)	$1,085,037

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

5. Restricted cash

At June 30, 2010 and December 31, 2009, restricted cash of $131,930 and $180,352 represented the cash held by an escrow agent for expenses relating to investor and public relations.

6. Other Receivables

Other receivables consist of the following:

	June 30, 2010	December 31, 2009

Due from Tianjin East Ocean Gas Company Limited	$1,460,832	$1,454,721
Other receivables	479,365	636,371
Total	$1,940,197	$2,091,092

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

7. Inventories

Inventories at June 30, 2010 and December 31, 2009 of $286,595 and $271,104, respectively, consist of raw materials and do not include any work in progress or finished goods.

8. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
Cost:
Leasehold improvements	$75,991	$75,673
Building	79,936	79,603
Office Equipment	135,210	112,987
Motor Vehicles	324,258	304,359
Gas Transportation Vehicles	190,984	190,099
Gas Station	182,396	181,511
Machinery	137,412	134,484
Underground Gas Pipelines	3,719,386	2,388,733
	$4,845,573	$3,467,449

Less: Accumulated depreciation	(486,280)	(324,706)
	$4,359,293	$3,142,743

Construction-in-progress	5,680,161	4,857,326
	$10,039,454	$8,000,069

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

The gas pipelines, gas station, and other constructed assets belong to the Group, not to the municipalities or other units that contract with the Group to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

During the three months ended June 30, 2010, depreciation expense amounted to $85,468, of which $51,387 and $34,081 was recorded as cost of sales and as general and administrative expenses, respectively.

During the six months ended June 30, 2010, depreciation expense amounted to $159,597, of which $92,341 and $67,256 was recorded as cost of sales and as general and administrative expenses, respectively.

During the three months ended June 30, 2009, depreciation expense amounted to $38,520, of which $31,555 and $6,965 was recorded as cost of sales and as general and administrative expenses, respectively.

During the six months ended June 30, 2009, depreciation expense amounted to $78,705, of which $63,080 and $15,625 was recorded as cost of sales and as general and administrative expenses, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

9. Intangibles Assets, net

Intangible assets consist of the following:

	June 30, 2010	December 31, 2009

Land use rights	$1,216,338	$1,211,250
Less: accumulated amortization	(35,114)	(24,978)

	$1,181,224	$1,186,272

Amortization expense for the three months ended June 30, 2010 and 2009 was $4,997 and $5,000, respectively.

Amortization expense for the six months ended June 30, 2010 and 2009 was $9,993 and $9,997, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$14,183
2011	28,367
2012	28,367
2013	28,367
2014	28,367
Thereafter	1,053,573

Total	$1,181,224

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

10. Acquisition Consideration Payable

	June 30, 2010	December 31, 2009

Acquisition consideration payable relating to the purchase of Zhanhua Jiutai	$901,804	$1,015,038

Acquisition consideration payable relating to the purchase of Wuyuan	636,850	636,850

Total	$1,538,654	$1,651,888

The acquisition consideration payable as of June 30, 2010 represents the remaining amounts due as of that date in connection with the December 2009 acquisitions of Zhanhua Jiutai and Wuyuan (see Note 2 & 15). This amount will be due according to the payment terms under Equity Interest Purchase Agreement.

11. Related Party Payables

Related party payables consist of the following:

	June 30, 2010	December 31, 2009

Tianjin Huan Long Trading Ltd. (non-controlling shareholder of a subsidiary)	$98,305	$97,893

The balances have no stated terms for repayment and are not interest bearing.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

12. Capital Stock

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

At June 30, 2010 and December 31, 2009, 105,395,032 and 101,788,199 shares of Common Stock were issued and outstanding, respectively.

Series A Convertible Preferred Stock

In connection with the August 20, 2008 private placement described in Note 13, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the "Certificate").  The Company’s Certificate of Incorporation authorizes it to issue 10,000,000 shares of Preferred Stock and by the filing, 5,500,000 shares were designated as Series A Convertible Preferred Stock ("Series A Preferred Stock").  On August 20, 2008, the Company issued 1,857,373 shares of Series A Preferred Stock to China Hand Fund I, LLC (“China Hand”),.

On May 1, 2009, the Company issued an additional 241,545 shares of Series A Preferred Stock to China Hand in connection with a make-good provision. At June 30, 2010 and December 31, 2009, 2,098,918 shares of Series A Preferred Stock were issued and outstanding.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

12. Capital Stock-continued

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
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

12. Capital Stock-continued

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

12. Capital Stock-continued

Series B Convertible Preferred Stock

On April 30, 2009, the Company entered into a Series B Convertible Preferred Stock Securities Purchase Agreement with China Hand, as described in Note 13. In connection with this private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 2,000,000 shares as Series B Preferred Stock. At June 30, 2010 and December 31, 2009, there were 1,116,388 shares of Series B Preferred Stock issued and outstanding.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

12. Capital Stock-continued

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

13. Private Placement of Series A and B Convertible Preferred Stock and Warrants

May 1, 2009 Private Placement

On April 30, 2009, the Company entered into a second Securities Purchase Agreement with China Hand and on May 1, 2009, the Company issued to China Hand 1,116,388 shares of the Company’s Series B Convertible Preferred Stock and 7,814,719 warrants to purchase Common Stock, for aggregate gross proceeds of $5,400,000. The warrants are exercisable at any time at an initial exercise price of $0.187 per share (subject to adjustment) for a period of five years following the date of issuance The terms of the Series B Preferred Stock are described in Note 12 and the warrants are further described in Note 14.

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

As discussed in Note 14, on May 1, 2009, the fair value of the 7,814,719 warrants issued to China Hand with the Series B Convertible Preferred Stock was $3,246,693 and the fair value of the 3,907,358 warrants issued to Kuhns Brothers was $1,623,346.

After deducting the placement agent cash fees and other costs of $130,528, the Company received net cash proceeds of $4,729,472.

Amendment and Restatement of Certain Registration Rights

In connection with the second private placement, the Company and China Hand amended and restated the Registration Rights Agreement dated August 20, 2008 and China Hand waived any registration delay payments that may have accrued under that Registration Rights Agreement up to the date of the Amended Agreement.  Pursuant to the Amended and Restated Registration Rights Agreement, the Company agreed to register all of the shares of Common Stock underlying the securities issued to China Hand in the August 20, 2008 and May 1, 2009 private placements and to file a Registration Statement covering the resale of the shares by May 31, 2009. The Company is subject to registration delay payments if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments accrue at a rate of 1% per month of the aggregate investment amount paid by the holder applicable to each securities purchase agreement or $144,000 per month, provided that the maximum aggregate amount of the registration delay payments will be $2,160,000, or 15% of the gross proceeds of the private placements. As of June 30, 2010, the Company has not filed the required Registration Statement.

Management expects to file the required Registration Statement and use its best efforts to have it effective by August, 2010. In accordance with the guidance in FASB ASC 815-40-05 Accounting for Registration Payment Arrangements (formerly FSP EITF 00-19-2), the Company has accrued the $144,000 per month registration delay payments for the period from June 1, 2009 to August 31, 2010. As of June 30, 2010 and December 31, 2009, the Company has accrued $2,160,000 (which is the maximum amount of the registration delay payments) for these registration delay payments.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

14. Derivative financial instruments - warrants

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

At June 30, 2010 and December 31, 2009, the fair value of the warrants was $6,476,070 and $6,768,106, respectively, based on the following assumptions:

	June 30, 2010	December 31, 2009

Warrants outstanding	31,224,489	31,224,489
Exercise price	$0.187	$0.187
Annual dividend yield	0%	0%
Expected life (years)	3.14-3.83	3.64-4.33
Risk-free interest rate	1.06%-3%	2.02% - 2.36%
Expected volatility	90%	90%

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

The Company recognized a loss of $107,680 from the change in fair value of these warrants for the three months ended June 30, 2010 and a gain of $13,688,558 from the change in fair value for the three months ended June 30, 2009. The Company recognized a gain of $292,036 from the change in fair value of these warrants for the six months ended June 30, 2010 and a gain of $1,976,044 from the change in fair value for the six months ended June 30, 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

15. Acquisitions of Subsidiaries

Zhanhua Jiutai Gas Co.Ltd. (“Zhanhua Jiutai”)

On December 12, 2009, Chensheng, our indirect wholly-owned subsidiary, entered into an Equity Interest Purchase Agreement to acquire 100% of the outstanding equity interests of Zhanhua Jiutai, a PRC company, from the five shareholders of Zhanhua Jiutai, for a total purchase price of $2,413,269 (RMB16,500,000).

Below set forth the payment terms of the acquisition consideration payable under the Equity Interest Purchase Agreements.

1）The amount of the first installment is 58% of the total transfer price, Renminbi 9,500,000 Yuan (approximately $1.40 million). The Transferee (CNER) shall make the first installment payment to the Transferors (former shareholders) within 13 working days as of the effective day of the Equity Transfer Agreement.

2）The amount of the second installment payment is 36% of the total transferred price, that is, Renminbi 6,000,000 Yuan (approximately $0.87 million). And the second installment payment is completed within the sixth month as of the date of the first installment payment. The Parties agree that, all the debts owed by Zhanhua Jiutai, including but not limited to the amount owed to the original shareholders, the amount payable to suppliers and construction teams, salaries and benefits payable to employees, taxes payable to tax bureau and so on should have been paid up by the Transferors at its own cost. Otherwise, the Transferee shall have the right to refuse to make the second installment payment.

3）The amount of the third installment payments is 6% of the total transfer price, that is, Renminbi 1,000,000 Yuan (approximately $0.14 million) will be paid to the Transferors on December 31, 2010 on the condition that the Transferor are free of any liabilities.

As of June 30, 2010, the total outstanding on the acquisition of Zhanhua Jiutai is $901,804 which is recorded under the Acquisition consideration payable (see Note 10).

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

Zhanhua Jiutai did not commence business up to the acquisition date, and therefore, the pro forma financial information for the six months ended June 30, 2009 is the same as the actual figure shown in the statement of Condensed Consolidated Statements of Operations and Comprehensive Income.

In accordance with FASB 810-10-5, the condensed consolidated balance sheet at June 30, 2010 includes certain liabilities of Zhanhua Jiutai assumed by the five former shareholders of Zhanhua Jiutai in 2009, as the Group consolidates Zhanhua Jiutai.

The following table summarizes the liabilities to be settled by the former shareholders, but which are included in our balance sheet as of June 30, 2010. In accordance with the Agreement, these liabilities were not assumed by Chensheng and will be settled by the five former shareholders of Zhanhua Jiutai in 2010.

Accounts payable	$611,574
Other payables	4,307
Salary payables	459,824
Liabilities to be settled by former shareholders	$1,075,705

Deemed receivable from former shareholders for settlement of certain liabilities	$1,075,705

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

15. Acquisitions of Subsidiaries - continued

Wuyuan County Zhongran Gas Ltd. (“Wuyuan”)

On December 16, 2009, Willsky entered into an Equity Interest Purchase Agreement to acquire 100% of the outstanding equity interests in Wuyuan, a PRC company, from Flying Dragon Investment Management Limited, for a total purchase price of $877,552 (RMB6,000,000), which purchase price was based on an appraised value of Wuyaun as of September 30, 2009.

Below set forth the payment terms of the acquisition consideration payable under the Equity Interest Purchase Agreements.

1）The amount of the first installment is 27.5% of the Consideration, namely Renminbi 1,650,000 Yuan (approximately $0.24 million). The Transferee shall make the first installment payment to the Transferor before December 20, 2009.

2）The amount of the second installment is 52.5% of the Consideration, namely Renminbi 3,150,000 Yuan (approximately $0.46 million) shall be paid on April 30, 2010. The Parties agree that, all the debts owed by Wuyuan, including but not limited to the amount owed to the original shareholders, the amount payable to suppliers and construction teams, salaries and benefits payable to employees, taxes payable to tax bureau and so on should have been paid up by the Transferors at its own cost. Otherwise, the Transferee shall have the right to refuse to make the second installment payment

3）The amount of the third installment is 20% of the Consideration, namely Renminbi 1,200,000 Yuan (approximately $0.18 million) shall be considered as deposit of this transaction and will be paid to the Transferor on August 31, 2010 on the condition that the Transferor are free of any liabilities.

As of June 30, 2010, the total outstanding on the acquisition of Wuyuan is $636,850 which is recorded under the Acquisition consideration payable (see Note 10).

The acquisition of Wuyuan was accounted for as a business combination, in accordance with FASB ASC 805 Business Combinations. The results of Wuyuan and the estimated fair market values of the assets and liabilities have been included in the Group’s consolidated financial statements from the date of acquisition. The purchase price of $877,552 was less than the fair value of the assets acquired and liabilities assumed of Wuyuan on the date of the acquisition December 16, 2009 and, accordingly, we recognized a gain related to the acquisition, as follows:

Prepaid expenses	$650,120
Other receivables	89,598
Inventories	67
Construction in progress	203,742
Intangible assets	244,000
Assets acquired	$1,187,527
Less: Purchase consideration (net of $3,081 cash received)	(874,471)
Gain on acquisition of Wuyuan	$313,056

Wuyuan did not commence business up to the acquisition date, and therefore, the pro forma financial information for the six months ended June 30, 2009 is the same as the actual figure shown in the statement of Condensed Consolidated Statements of Operations and Comprehensive Income.

In accordance with FASB 810-10-5, the condensed consolidated balance sheet at June 30, 2010 includes certain liabilities of Wuyuan assumed by the former shareholder of Wuyuan in 2009, as the Group consolidates Wuyuan.

The following table summarizes the liabilities to be settled by the former shareholder but which are included in our balance sheet as of June 30, 2010. In accordance with the Agreement, these liabilities were not assumed by the Company and will be settled by the former shareholder of Wuyuan in 2010.

Accounts payable	$105,769
Other current liabilities	202,563
Liabilities to be settled by former shareholder	$308,332

Deemed receivable from former shareholder for settlement of certain liabilities	$308,332

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

16. Deposits for Acquisitions of Subsidiaries

Fuzhou City Lean Zhongran Gas Inc., a PRC company (“Lean Zhongran”)

On December 16, 2009, Willsky entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interests in Lean Zhongran, a PRC company, from Flying Dragon Resource Development Limited, for a total purchase price of approximately $702,782 (RMB4,800,000). The purchase price is based on an appraised value of Lean Zhongran as of September 30, 2009 and will be adjusted to reflect the appraised value of the assets as of the closing date. The closing of the transaction is subject to approval by our Board of Directors.

Fuzhou Flying Dragon Zhongran Gas Inc. (“Fuzhou Zhongran”)

On January 5, 2010, Willsky entered into an Equity Interest Purchase Agreement, to acquire all of the outstanding equity interests in Fuzhou Flying Dragon Gas Inc., a PRC company (“Fuzhou  Zhongran”) from Flying Dragon Resource Development Limited and Flying Dragon Investment Management Limited. The effectiveness of the Agreement was subject to the approval of our Board of Directors, which approval was granted on December 2, 2009.

Under the Agreement, Willsky will purchase 100% of the outstanding equity interests in Fuzhou Zhongran for a total purchase price of approximately $3,800,000 (RMB26,000,000).  The purchase price is based on an appraised value of Fuzhou Zhongran as of September 30, 2009 and will be adjusted to reflect the appraised value of the assets as of the closing date. The closing of the transaction is subject to Board approval.

As of June 30, 2010, the transfers of the ownership of Lean Zhonran and Fuzhou Zhongran were not completed and the Group paid $1,222,946 as deposits and recorded it under the caption of Deposits for acquisition.

The stockholder of Lean Zhongran, Flying Dragon Resources Investment Management Limited and Flying Dragon Resource Development Limited are two different companies but controlled by same person.

Deposits for acquisition of Lena Zhongran and Fuzhou Zhongran

	June 30, 2010	December 31, 2009

Deposit relating to the purchase of Lean Zhongran	$197,696	197,696

Deposit relating to the purchase of Fuzhou Zhongran	1,025,250	-

Total	$1,222,946	197,696

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

17.  Deemed Receivable From Former Shareholders Of Subsidiaries Acquired For Settlement Of Certain Liabilities

Deemed receivable from former shareholders of subsidiaries acquired for settlement of certain liabilities of $1,384,073 and $1,983,782 as of June 30, 2010 and December 31, 2009, represents the liabilities of Zhanhua Jiutai and Wuyuan which are to be settled by the former shareholders of Zhanhua Jiutai and Wuyuan, as disclosed in Note 14. These amounts will be due in future financial reporting periods.

18. Non-controlling Interests in Subsidiaries

As of June 30, 2010, Tianjin Huan Long Trading directly held a 1% non-controlling interest in our subsidiary SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng and Zhanhua Jiutai and a 0.3% non-controlling interest in Binhai Zhongneng. The total of these non-controlling interests at June 30, 2010 was $171,062 and their share of net income for the six months ended June 30, 2010 was $2,721.

As of December 31, 2009, Tianjin Huan Long Trading directly held a 1% non-controlling interest in our subsidiary SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng and Zhanhua Jiutai and a 0.3% non-controlling interest in Binhai Zhongneng. The total of these non-controlling interests at December 31, 2009 was $168,341 and their share of net loss for the six months ended June 30, 2009 was $6,903.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

19. Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Group had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2010 and December 31, 2009.

BVI

Willsky is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for SingOcean, Chensheng and Yingkou for fiscal years 2010 and 2009. Chensheng was taxed at 1% of revenues from January to June 2009.  From July 2009 onwards, Chensheng is taxed at 25% of net income.

The current year tax provision was $382,597 and $6,108 for the six months ended June 30, 2010 and 2009, respectively.  The Group has recorded no deferred tax assets or liabilities as of June 30, 2010 and December 31, 2009, because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Income Tax Expense:
Current tax	$92,674	$5,111	$382,597	$6,108
Change in deferred tax assets – Net operating loss	294,849	3,304,353	476,885	199,513
Change in valuation allowance	(294,849)	(3,304,353)	(476,885)	(199,513)
Total	$92,674	$5,111	$382,597	$6,108

We follow the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended June 30, 2010.  Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns.  In addition, we have timely filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the six months June 30, 2010 and 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

19. Income Taxes - continued

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes for the three and six months ended June 30, 2010 and 2009 for the followings reasons:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

(Loss) Income from continuing operations before income taxes	$(848,082)	$13,490,586	$(576,470)	$1,080,562

Computed “expected” income tax expense at 25% in 2010 and 2009, except on the net income of Chensheng of $2,931 in 2009	$(212,021)	$3,375,577	$(144,117)	$270,140

Income tax expense of Chensheng - charged at 0.8% of gross sales of $694,109 in 2009	-	(66,113)	-	(64,519)

Tax effect of net taxable permanent differences	39,164	-	49,829	-

Effect of cumulative tax losses	265,531	(3,304,353)	476,885	(199,513)

	$92,674	$5,111	$382,597	$6,108

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the six months ended June 30, 2010 and 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

20. Earnings Per Share

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

	For The Three months Ended		For The Six months Ended
	June 30,		June 30,
	2010	2009	2010	2009

BASIC
Numerator for basic (loss) earnings per share from continuing operations attributable to China New Energy Group’s common stockholders:
Net (loss) Income From Continuing Operations	$(941,768)	$14,636,982	$(1,047,434)	$2,166,394
Deemed dividend on preferred stock issued	-	(2,350,829)	-	(2,350,829)
Dividend on preferred stock	(258,975)	(2,342,807)	(474,150)	(2,477,807)
(Loss) Income From Continuing Operations used in computing basic (loss) earnings per share	(1,200,743)	9,943,346	(1,521,584)	(2,662,242)

Basic (loss) earnings per share from continuing operations	(0.01)	0.10	(0.01)	(0.03)

Numerator for basic (loss) earnings per share from discontinued operations
Net (loss) Income from Discontinued Operations	(16)	1,165,559	(85,646)	1,085,037
(Loss) Income from Discontinued Operations used in computing basis (loss) earnings per share	(16)	1,165,559	(85,646)	1,085,037

Basic (loss) earnings per share from discontinued operations	(0.00)	0.01	(0.00)	0.01

Weighted average outstanding shares of common stock	102,580,909	100,000,041	102,186,744	100,000,041

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

20. Earnings Per Share – continued

	For The Three months Ended		For The Six months Ended
	June 30,		June 30,
	2010	2009	2010	2009

DILUTED
Numerator for diluted (loss) earnings per share from continuing operations attributable to China New Energy Group’s common stockholders:
Net (loss) Income From Continuing Operations	$(1,200,743)	$9,943,346	$(1,521,584)	$(2,662,242)
Deemed dividend on preferred stock issued	-	2,350,829	-	2,350,829
Dividend on preferred stock	258,975	2,342,807	474,150	2,477,807
(Loss) Income From Continuing Operations used in computing diluted (loss) earnings per share	(941,768)	14,636,982	(1,047,434)	2,166,394

Diluted (loss) earnings per share from continuing operations	(0.01)	0.10	(0.01)	(0.03)

Numerator for diluted (loss) earnings per share from discontinued operations
Net (loss) Income From Discontinued Operations	(16)	1,165,559	(85,646)	1,085,037
(Loss) Income From Discontinued Operations used in computing diluted (loss) earnings per share	(16)	1,165,559	(85,646)	1,085,037

Diluted (loss) earnings per share from discontinued operations	(0.00)	0.01	(0.00)	0.01

Weighted average outstanding shares of common stock	102,580,909	100,000,041	102,186,744	100,000,041
Weighted average shares of convertible preferred stock outstanding	112,535,710	20,980,665	112,535,710	18,811,693
Warrants and contingently issuable shares	12,555,402	23,452,947	12,618,500	23,452,946
Common stock and common stock equivalents	227,672,021	144,433,653	227,340,954	142,264,680

(Loss) earnings per share:
Basic	$(0.01)	$0.11	$(0.01)	$(0.02)
Diluted	$(0.01)	$0.11	$(0.01)	$(0.02)

Potential common shares outstanding as of June 30,:
Series A Convertible Preferred Stock	7,031,818	-	7,031,818	7,031,818
Series B Convertible Preferred Stock	2,153,307	-	2,153,307	-
Warrant outstanding	31,224,489	-	31,224,489	19,502,412
	40,409,614	-	40,409,614	26,534,230

For the three months ended June 30, 2010, six months ended June 30, 2010 and 2009, the number of securities totaled was 40,409,614, 40,409,614 and 26,534,230 respectively not included in the diluted EPS because the effect would have been anti-dilutive.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

21. Business and Geographical Segments

The Group’s operations are classified into two principal reportable segments which are the provision of gas pipe connection services and the provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	For the three months ended June 30, 2010				For the three months ended June 30, 2009
	Connection				Connection
	services	Natural gas	Corporate	Total	services	Natural gas	Corporate	Total

External revenue For the three months ended June 30, 2009	$663,179	28,452	-	691,631	$505,106	29,610	-	534,716
Interest income	111	-	-	111	25	-	-	25
Interest expense	(2,192)	-	-	(2,192)	-	-	(2,401)	(2,401)
Depreciation and amortization	39,580	11,807	39,078	90,465	19,711	11,844	11,965	43,520
Income tax	92,674	-	-	92,674	5,111	-	-	5,111

Net income (loss)	682,005	(16,271)	(1,606,506)	(940,772)	271,645	(59,536)	14,438,925	14,651,034

Expenditures for long-lived assets	478,542	-	60,356	538,898	453,321	42,019	-	495,340
	As of June 30, 2010				As of December 31, 2009
Total Assets	$13,409,165	2,418,303	23,206,433	39,033,901	$23,608,532	2,820,280	13,797,010	40,225,822

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

21. Business and Geographical Segments – continued

Reportable Segments

	For the six months ended June 30, 2010				For the six months ended June 30, 2009
	Connection				Connection
	services	Natural gas	Corporate	Total	services	Natural gas	Corporate	Total

External revenue	$2,354,541	46,902	-	2,401,443	$651,858	42,243	-	694,101
Interest income	2,550	-	-	2,550	2,234	-	-	2,234
Interest expense	(4,365)	-	-	(4,365)	(259)	-	(2,751)	(3,010)
Depreciation and amortization	68,733	23,609	77,248	169,590	39,416	23,664	25,622	88,702
Income tax	382,597	-	-	382,597	6,108	-	-	6,108

Net income (loss)	1,781,049	(26,683)	(2,799,079)	(1,044,713)	360,113	(70,183)	1,869,561	2,159,491

Expenditures for long-lived assets	2,097,346	-	60,356	2,157,702	514,142	150,287	-	664,429

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

22. Concentrations and Credit Risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Group considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at June 30, 2010 and December 31, 2009 amounted to $262,728 and $2,672,884, respectively, of which no deposits were covered by insurance. Also, as of both June 30, 2010 and December 31, 2009, the Group held $131,930 in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors to restrict use of the funds to pay preferred stock dividends and investor relation expenses. Nonperformance by these institutions could expose the Group to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Group has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the three months ended June 30, 2010, four customers accounted for approximately 99% of the Company’s sales. For the six months ended June 30, 2010, four customers accounted for approximately 62% of the Company’s sales and two customers accounted for approximately 27% of the Company’s accounts receivable as of June 30, 2010.

For the three months ended June 30, 2009, two customers accounted for approximately 24% of the Company’s sales. For the six months ended June 30, 2009, one customer accounted for approximately 12% of the Company’s sales and two customers accounted for approximately 30% of the Company’s accounts receivable as of June 30, 2009.

Major suppliers – For the three months ended June 30, 2010, three suppliers accounted for approximately 95% of the Company’s purchase’s. For the six months ended June 30, 2010, five suppliers accounted for approximately 87% of the Company’s purchase’s and two suppliers accounted for approximately 67% of the Company’s accounts payable as of June 30, 2010.

For the three months ended June 30, 2009, four suppliers accounted for approximately 53% of the Company’s purchase’s. For the six months ended June 30, 2009, three suppliers accounted for approximately 34% of the Company’s purchase’s and three suppliers accounted for approximately 52% of the Company’s accounts payable as of June 30, 2009.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

23. Commitments and Contingencies

Operating Leases - In the normal course of business, the Group leases office space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. The Company is obligated under operating leases requiring minimum rentals as follows:

Remainder of 2010	$166,698
2011	136,140
2012	45,380
Thereafter	-

Total minimum lease payments	$348,218

During the three months ended June 30, 2010 and 2009, rental expenses included in general and administrative expenses were $71,440 and $25,818, respectively.

During the six months ended June 30, 2010 and 2009, rental expenses included in general and administrative expenses were $159,838 and $59,947, respectively.

As of June 30, 2010 and 2009, the Group did not have any contingent liabilities.

The Group is obligated to provide uninterrupted piped gas to connected users and to ensure safety in the process of piped gas operations. The volume of gas to be supplied by the Group is expected to grow with any increase in gas users. The Group has selected three qualified gas resource suppliers to ensure stable operations in meeting its obligations.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,  2010 AND 2009

24. Subsequent events

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

•	“Willsky” are references to Willsky Development, Ltd.

•	“Wuyuan” are references to Wuyuan County Zhongran Gas Limited.

•	“Tianjin Investment” are references to China New Energy(Tianjin) Investment & Consulting Co.,Ltd.

•	“SingOcean” are references to Tianjin SingOcean Public Utility Development Co., Ltd.

•	“Chensheng” are references to Qinhuangdao Chensheng Gas Co. Ltd.

•	“Yingkou Zhongneng” are reference to Yingkou Zhongneng Gas Development Company Limited.

•	“Zhanhua Jiutai” are reference to Zhanhua Jiutai Gas Co. Limited.

•	“Binhai Zhongneng” are reference to Tianjin Binhai Zhongneng Gas Company Limited.

•	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;

•	“BVI” are references to the British Virgin Islands;

•	“RMB” refer to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

•	“SEC” means the Securities and Exchange Commission; and

•	“Securities Act” means the Securities Act of 1933, as amended, and “Exchange Act” mean the Securities Exchange Act of 1934, as amended.

Overview of Our Business

We are a natural gas company engaged in the development of natural gas distribution networks, and the distribution of natural gas to residential, industrial and commercial customers in small and medium sized cities in China.

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and residential consumers in the cities of Nandaihe，Zhanhua, and Shangrao. Currently, these distribution networks provide natural gas to an aggregate of approximately 26,000 consumers in these cities.

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

Willsky (Willsky Development Ltd) was incorporated on May 31, 2005 in the British Virgin Islands. On March 28, 2008, Travel Hunt Holdings, Inc. completed a reverse acquisition transaction with Willsky whereby Travel Hunt Holdings, Inc. issued to the shareholder of Willsky 94,908,650 shares of its common stock in exchange for all of the issued and outstanding capital stock of Willsky. Simultaneous with the consummation of the share exchange, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of Travel Hunt Holdings, Inc. common stock as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of Travel Hunt Holdings, Inc. outstanding capital stock. Willsky thereby became Travel Hunt Holdings, Inc.’s wholly-owned subsidiary and the former shareholders of Willsky became Travel Hunt Holdings, Inc. controlling stockholders.

Concurrently with the reverse merger, Fountainhead (Fountainhead Capital Management Limited) and La Pergola (La Pergola Investments Limited), the previously existing shareholders of Travel Hunt, surrendered to the Company a total of 2,000,000 shares of the common stock of the Company for cancellation in exchange for $660,000 payable through the delivery of a six month Convertible Promissory Note. After surrender, the existing shareholders retained 5,091,391 shares of our common stock.

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

On December 16, 2009, the Company entered into an Equity Interest Purchase Agreement to acquire all of the outstanding equity interest of Wuyuan from Flying Dragon Investment Management Limited. Under this Agreement, the Company agreed to purchase 100% of the outstanding equity interest of Wuyuan for a total purchase price of $877,552 (RMB 6,000,000), which purchase price is based on an appraised value of Wuyuan as of September 30, 2009.

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

During the three and six months ended June 30, 2010 and 2009, all the contracts for connection services were started and completed.

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

Reportable Operating Segments

For the six months ended June 30, 2010, we had sales revenue of $2.40 million of which $2.35 million, or 98%, was from connection services while $0.05 million, or 2%, was from gas sales.

Our revenue for the six months ended June 30, 2010 was mainly contributed by the connection services segment as we concentrate our efforts to provide our services to property developers.  Thus, the gas consumption will begin when the properties are sold in the market.  Currently, the volume of gas sales to connected households is not high.This phenomenon does affect our revenue structure.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2010 (MM represents million):

Revenues: Our revenues were $0.69 MM for the second quarter of 2010, an increase of 29% from the same period of 2009.

Gross Margin: Gross margin was 73% for the second quarter of 2010 compared to gross margin of 63% for the second quarter of 2009, representing a percentage increase of 10%.

Operating Expenses: Operating expenses (including selling, general and administrative expenses) were $1.26 MM for the second quarter of 2010, an increase of 136% from the same period of 2009.

Net Income / (Loss): A net loss of $0.94 MM resulted for the second quarter of 2010, while the net income for the same period of 2009 was $14.64 MM. The decrease of net income was mainly due to: (1) an increase of operating expenses by $0.72 MM; (2) a change in fair value of warrant liabilities which resulted in other expenses of $0.11 MM while it resulted in other income of $13.69 MM for the same period of 2009; and (3) a decrease in income from discontinued operations by 1.17 MM.

Fully diluted net income per share: Fully diluted net loss per share was $0.01 for the second quarter of 2010, as compared to net income per share of $0.09 for the same period of 2009.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the six months ended June 30, 2010 and 2009 as the Company did not have reportable taxable income for the period.

Willsky, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the six months ended June 30, 2010 and 2009 as Willsky did not have reportable taxable income for the period.

SingOcean is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%.

Prior to 2009 Chensheng was subject to the tax laws of the PRC being taxed on 0.8% of annual sales. Starting from January 1, 2009, the tax rate was changed to 1% on sales.  On July 1, 2009, the tax rate was changed to 25% on net income.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

The following table summarizes the results of our operations during the three-month periods ended June 30, 2010 and 2009:

(All amounts, other than percentages, are in thousands of U.S. dollars)

	For the three months ended
	June 30
	2010	2009	Change	Change%

Revenues:	$692	$535	157	29%

Cost of Sales:	185	197	(12)	-6%

Gross Profit	507	338	169	50%

Total operating expenses	1,258	534	724	136%

Loss from operations	(751)	(196)	(555)	283%

Other Income (Expenses):
Change in fair value of derivative financial instruments - warrants	(108)	13,689	(13,797)	-101%
Interest income(expense)	(2)	(2)	0
Other income	13	0	13

(Loss) Income from Continuing Operations, Before IncomeTax	(848)	13,491	(14,339)	-106%

Income Tax	93	5	88	1760%

(Loss) Income from Discontinued Operations, net of Income Tax	0	1,166	(1,166)	-100%

Non-controlling Interest	(1)	(14)	13	-93%

Net (Loss) Income	(942)	14,637	(15,579)	-106%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $0.15 MM, or 29%, to $0.69 MM for the three months ended June 30, 2010 from $0.54 MM for the same period in 2009. This increase was mainly attributable to an increase in connection services for an industry customer.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales decreased by $0.01 MM, or 6%, to $0.19 MM for the three months ended June 30, 2010 from $0.20 MM during the same period in 2009. Such decrease in cost while increase in revenues was mainly attributable to increase in an industry customer which the gross margin is 99%. .

Gross Profit. Our gross profit increased by $0.17 MM, or 50%, to $0.51 MM for the three months ended June 30, 2010 from $0.34 MM during the same period in 2009. Gross profit as a percentage of revenues or gross profit margin, was 73% for the three months ended June 30, 2010.  The gross profit margin during the same period in 2009 was 63%. Such increase in gross profit margin was mainly due to an increase of the industry connection services.

Total Operating Expenses The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the three months ended June 30, 2010, the total operating expenses were $1.26 MM while the amount was $0.53 MM for the same period of 2009, or increased by 136%.  This increase was mainly due to the fact that we are expanding our company. Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Loss from operations Our loss from operations increased by $0.56 MM, or 283%, to $0.75 MM for the three months ended June 30, 2010 from $0.19 MM during the same period in 2009. This increase  was mainly due to an increase in operating expenses.

Other Income (Expenses)

Change In Fair Value of Warrant Liability: For the three months ended June 30, 2010, the change in fair value of warrant liability was recorded as other expenses of $0.11 MM while the one incurred in the same period of 2009 was recorded as other income of $13.69 MM.

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

As of June 30, 2010, the fair value of the Series A and B Convertible Preferred Stock was $6.48 MM.  Therefore, the Company recognized a $0.11 MM loss from the change in fair value for the three months ended June 30, 2010 and a $13.69 MM gain from the change in fair value during the same period in 2009.

Income (loss) From Continuing Operations, Before Income Tax. Our loss from continuing operations before income tax increased by $14.34 MM, to $0.85 MM for the three months ended June 30, 2010 from an income of $13.49 MM during the same period in 2009.  Such increase was mainly due to the fact that the company recorded a $13.69 MM income from the change in fair value of the warrants during the period in 2009 according to EITF 07-05.

Income (Loss) From Discontinued Operation

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd in 2010 – completed in 2010

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng for a cash purchase price of approximately $3,200,000 (RMB21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Changsha Yuedu Steel Co., Ltd (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng for a cash purchase price of approximately $3,200,000 (RMB21,900,000). As of June 30, 2010, the Group received part of the downpayment of $731,000 (RMB5,000,000). And the Group received a further part of the downpayment of $297,000 (RMB2,000,000) on July 7, 2010.

As of June 30, 2010, the control of Yingkou still remains in the Group, and therefore, the Group recorded all the assets and liabilities of Yingkou under the caption of “Current Assets Held for Sale”, “Non-current Assets Held for Sale” and “Liabilities Held for Sale”. The operating activity of Yingkou was recorded under the discontinued operations for the six months ended June 30, 2010 and 2009.

The following table displays summarized operating activity for the discontinued operations of Yingkou for the three months ended June 30, 2010, and Yingkou and Acheng for the three months ended June 30, 2009.

	For the three months ended
	2010		2009

Revenue	$		$2,275,875
Operating loss		$(16)	$1,526,133
Loss before income taxes		$(16)	$1,527,238
Income tax expense		$-	$361,679
Loss from discontinued operations, net of tax		$(16)	$1,165,559

Net Income(loss). Net loss increased by $15.58 MM, to a net loss of $0.94 MM for the three months ended June 30, 2010, from net income of $14.64 MM for the same period of 2009, which is mainly due to: (1) an increase in operating expenses by $0.72 MM; and (2) an increase in the loss from the change in fair value of the warrants $13.80 MM.

Comparison of Six Months Ended June 30, 2010 and 2009

The following table summarizes the results of our operations during the six-months ended June 30, 2010 and 2009:

(All amounts, other than percentages, are in thousands of U.S. dollars)

	June 30,
	2010	2009	Change	Change%

Revenues:	2,401	694	1,707	246%

Cost of Sales:	645	280	365	130%

Gross Profit	1,756	414	1,342	324%

Total operating expenses	2,636	1,309	1,327	101%

Loss from operations	(880)	(895)	15	-2%

Other Income (Expenses):
Change in fair value of derivative financial instruments - warrants	292	1,976	(1,684)	-85%
Interest income(expense)	(2)	(1)	(1)	100%
Other income	13	0	13

(Loss) Income from Continuing Operations, Before IncomeTax	(576)	1,081	(1,657)	-153%

Income Tax	383	6	377	6283%

(Loss) Income from Discontinued Operations, net of Income Tax	(86)	1,085	(1,171)	-108%

Non-controlling Interest	(3)	7	(10)	-143%

Net (Loss) Income	(1,047)	2,166	(3,213)	-148%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $1.71 MM, or 246%, to $2.40 MM for the six months ended June 30, 2010 from $0.69 MM for the same period in 2009. This increase was mainly attributable to an increase in number of connection households for an industry customer.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.37 MM, or 130%, to $0.65 MM for the six months ended June 30, 2010 from $0.28 MM during the same period in 2009. Such increase was mainly attributable to an increase in the number of households connected to our distribution network.

Gross Profit. Our gross profit increased by $1.35 MM, or 324%, to $1.76 MM for the six months ended June 30, 2010 from $0.41 MM during the same period in 2009.  Gross profit as a percentage of revenues or gross profit margin, was 73% for the six months ended June 30, 2010.  The gross profit margin during the same period in 2009 was 60%. Such increase in gross margin was mainly due to 98% of sales revenue was derived from connection services while 94% of sales revenue was derived from connection services during the same period in 2009, the gross margin of connection services was higher than that of gas sales..

Total Operating Expenses The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the six months ended June 30, 2010, the total operating expenses were $2.64 MM while the amount was $1.31 MM for the same period of 2009, or increased by 101%.  This increase was mainly due to the fact that we are expanding our company.    Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Loss from operations Our loss from operations decreased by $0.02 MM, or 2%, to $0.88 MM for the six months ended June 30, 2010 from $0.90 MM during the same period in 2009.  This decrease in loss from operations was mainly due to an increase in gross profit which was offset by the increase in operating expenses of $1.33 MM.

Total Other Income (Expenses)

Change In Fair Value of Warrant Liability: For the six months ended June 30, 2010, the change in fair value of warrant liability was recorded as other income of $0.29 MM while the one incurred in the same period of 2009 was $1.98 MM.

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

As of June 30, 2010, the fair value of the Series A and B Convertible Preferred Stock was $6.48 MM.  Therefore, the Company recognized a $0.29 MM gain from the change in fair value for the six months ended June 30, 2010 and a $1.98 MM gain from the change in fair value during the same period in 2009.

Income (loss) From Continuing Operations, Before Income Tax.  Our loss from continuing operations before income tax increased by $1.66 MM to $0.58MM for the six months ended June 30, 2010 from a gain of $1.08 MM during the same period in 2009.  Such increase was mainly due to an increase by $1.33 in operating expenses and a decrease by $1.68 MM in income from the change in fair value of the warrants according to EITF 07-05.

Income (Loss) From Discontinued Operations

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd in 2010 – completed in 2010

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the“Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng for a cash purchase price of approximately $3,200,000 (RMB21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement, with Changsha Yuedu Steel Co., Ltd (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng for a cash purchase price of approximately $3,200,000 (RMB21,900,000). As of June 30, 2010, the Group received part of the downpayment of $731,000 (RMB5,000,000). And the Group received a further part of the downpayment of $297,000 (RMB2,000,000) on July 7, 2010.

As of June 30, 2010, the control of Yingkou still remains in the Group and, therefore, the Group recorded all the assets and liabilities of Yingkou under the caption of “Current Assets Held for Sale”, “Non-current Assets Held for Sale” and “Liabilities Held for Sale”. The operating activity of Yingkou was recorded under the discontinued operations for the six months ended June 30, 2010 and 2009.

The following table displays summarized operating activity for the discontinued operations of Yingkou for the six ended June 30, 2010, and Yingkou and Acheng for the six ended June 30, 2009.

	For the six months ended
	2010	2009

Revenue	$201,159	$2,441,507
Operating loss	$(108,698)	$1,439,525
Loss before income taxes	$(85,646)	$1,446,716
Income tax expense	$-	$361,679
Loss from discontinued operations, net of tax	$(85,646)	$1,085,037

Net  Income (Loss). Net loss increased by $3.22 MM to a net loss of $1.05 MM for the six months ended June 30, 2010, from net income of $2.17 MM for the same period of 2009, which is mainly due to: (1) a decrease in the gain from the change in fair value of the warrants by $1.68 MM; and (2) an increase of operating expenses by $1.33 MM.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $0.26 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	For The Six Months Ended
	June 30
	2010	2009
Net cash provided by (used in) operating activities	$105	$(2,439)

Net cash used in investing activities	(2,581)	(4,748)

Net cash provided by financing activities:	48	5,208

Effect of exchange rate changes in cash and cash equivalents	17	1

Net decrease in cash and cash equivalents	$(2,410)	$(1,978)

Operating Activities

Net cash provided by operating activities was $0.11 MM for the six months ended June 30, 2010, compared to net cash used in operating activities of $2.44 MM during the same period of 2009. This increase in funds provided by our operating activities was primarily due to a decrease in accounts receivable and an increase in accruals and other payables.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the six months ended June 30, 2010 was $2.58 MM which was a decrease of $2.17 MM from $4.75 MM for the same period of 2009.  This decrease was mainly due to the decrease in the investing activities-discontinued operations..

Financing Activities

Our debt (included warrant liabilities) to equity ratio (total debt/total equity) was 109% as of June 30, 2010.  Net cash provided by financing activities for the six months ended June 30, 2010 was $0.05 MM, which is a decrease of $5.16 MM from $5.21 MM during the same period of 2009. This decrease was mainly due to the contribution from the private placement consummated on May 1, 2009.

On May 1, 2009, we issued and sold to China Hand 1,116,388 shares of our Series B Convertible Preferred Stock and warrants to purchase 7,814,719 shares of our common stock at an initial exercise price of $0.187 per share (subject to adjustments) exercisable for a period of five (5) years following the date of issuance for a purchase price of $5,400,000.

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For the six months ended June 30, 2010, the company spent about $3.13 MM in capital expenditures which was mainly for the construction of gas pipelines, gas station and acquisition. The company settled the payments according to the terms of the contract and fulfilled its contractual obligations.  Other than the operating leases stated in Note 23 to Unaudited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 3, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.35 MM.

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

Off Balance Sheet Arrangements

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng for a cash purchase price of approximately $3,200,000 (RMB 21,900,000). The agreement was completed in April 9, 2010 and the Group received part of the installment of $731,000 (RBM5,000,000).

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Yangkan Chong, our Chief Executive Officer and Mr. Eric Yu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, Mr. Chong and Mr. Yu concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective and the following measurements have been deployed.

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

Changes in Internal Controls.

Except as described above there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	CHINA NEW ENERGY GROUP COMPANY

	By:	/s/ Yangkan Chong
Yangkan Chong, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric Yu
Eric Yu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)