Form 10-Q/A
period 2009-06-30
China New Energy Group CO
filed 2010-08-17
CIK 1262159

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

Quarterly Report on FORM 10-Q/A
 Three and Six Months Ended June 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	63
ITEM 4.	CONTROLS AND PROCEDURES	64

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	65
ITEM 6.	EXHIBITS	65

EXPLANATORY NOTE REGARDING RESTATEMENT

This Amendment No. 1 ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three month period ended June 30, 2009 ("Form 10-Q"), which was filed with the SEC on August 19, 2009, amends the Form 10-Q to reflect restated amounts and revised disclosures of the Company's consolidated financial statements for the three and six month periods ended June 30, 2009.

The Group has restated its property, plant and equipment, intangible assets, registration rights penalties payable and certain expenses for the six months ended June 30, 2009 and expanded the related footnote disclosures. These adjustments resulted in an increase in the our net income for the six months ended June 30, 2009 by $1,519,082 from the net loss of $640,410 to net income of $2,159,492 with a corresponding decrease in accumulated deficit and equity at June 30, 2009. A detailed discussion of the restatement of the consolidated financial statements for the six months ended June 30, 2009 originally filed May 20, 2009 is included in note 20.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA NEW ENERGY GROUP COMPANY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	Restated
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,923,322	$5,612,356
Restricted cash	204,715	221,152
Accounts receivable, net of allowance for doubtful accounts of $- and $-	2,887,687	2,183,087
Inventories, net	248,736	257,597
Prepaid expenses	-	133,614
Other current assets	77,728	3,340
TOTAL CURRENT ASSETS	9,342,188	8,411,146

Property, plant and equipment, net	15,787,760	13,470,468
Intangible assets, net	1,294,960	1,308,375
Other receivables	1,929,741	2,254,997
Deposit paid for acquisition of long term assets	1,820,733	1,424,747
Goodwill	63,059	63,014
TOTAL ASSETS	$30,238,441	$26,932,747

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	Restated
	(unaudited)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$419,815	$874,542
Accruals and other payables	14,637	242,309
Acquisition consideration payable	-	1,838,946
Registration rights penalties payable	1,350,000	900,000
Tax payable	688,629	693,116
Related party payables	499,105	498,703
Dividends payable on preferred stock	518,000	194,000
Derivative financial instruments – warrants	8,400,139	5,506,143
TOTAL CURRENT LIABILITIES	11,890,325	10,747,759

Commitment and contingencies (Note 17)

Preferred Stock : 10,000,000 shares authorized, $0.001 par value	7,031,818	7,031,818

Series A Convertible Preferred Stock:
2,098,918 and 1,857,373 shares issued and outstanding, liquidation preference of $10,137,774 and $8,971,112, respectively
Series B Convertible Preferred Stock:	2,153,307	-
1,116,388 and 0 shares issued and outstanding, liquidation preference of $5,399,969 and $0

CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY

Common Stock: 500,000,000 shares authorized, $1 par value, 100,000,041 shares issued and outstanding	100,000	100,000
Additional paid in capital	9,720,475	9,396,046
Accumulated deficit	(4,120,562)	(3,809,149)
Statutory surplus reserve fund	1,746,890	1,746,890
Accumulated other comprehensive income	1,597,994	1,616,977
TOTAL CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY	9,044,797	9,050,764

Non-controlling interest	118,194	102,406
TOTAL EQUITY	9,162,991	9,153,170

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$30,238,441	$26,932,747

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	Restated		Restated

Revenues:
Connection services	$2,627,230	$1,780,417	$2,773,982	$1,780,417
Natural gas	183,360	125,662	361,625	227,417
	2,810,590	1,906,079	3,135,607	2,007,834
Cost of Sales:
Connection services	711,160	387,237	805,115	387,237
Natural gas	178,147	96,698	359,882	172,635
	889,307	483,935	1,164,997	559,872
Gross Profit	1,921,283	1,422,144	1,970,610	1,447,962

Operating Expenses:
General and administrative expenses	529,209	177,000	863,847	379,975
Selling expenses	64,077	47,714	114,577	91,158
Registration right penalties	-	-	450,000	-

Total operating expenses	593,286	224,714	1,428,424	471,133

Operating income	1,327,997	1,197,430	542,186	976,829

Other Income (Expenses):
Change in fair value of warrant liabilities	13,688,558	(910,000)	1,976,044	(910,000)
Interest income	1,270	6,539	9,627	6,415
Interest expense	-	-	(671)	-
Other Income	-	-	93	-
Total other income (expenses)	13,689,828	(903,461)	1,985,093	(903,585)

Income From Continuing Operations, Before Income Tax	15,017,825	293,969	2,527,279	73,244

Income Tax	366,790	318,047	367,787	318,047

Income (Loss) From Continuing Operations, net of Income Tax	14,651,035	(24,078)	2,159,492	(244,803)

Income From Discontinued Operations, net of Income Tax	-	235,329	-	217,491
Net Income (Loss)	14,651,035	211,251	2,159,492	(27,312)

Net Income (loss) Attributable to Non-controlling Interest	(14,052)	(8,237)	6,903	(7,071)

Net Income (Loss) Attributable to China New Energy Group	$14,636,983	$203,014	$2,166,395	$(34,383)

Dividend and Deemed Dividend on Preferred Stock	(2,342,807)	-	(2,477,807)	-

Net Income (Loss) Attributable to Common Stockholders	12,294,176	203,014	(311,412)	(34,383)

Other Comprehensive Income :
Net Income (Loss)	14,651,035	211,251	2,159,492	(27,312)
Foreign currency translation	(24,636)	(127,843)	(18,983)	-
Comprehensive Income Attributable to the Non-controlling Interest	(8,678)	(1,291)	(12,277)	-
Comprehensive income (loss) attributable to the Company	$14,617,721	$82,117	$2,128,232	$(27,312)

Income (Loss) per share – Basic
Income (Loss) from continuing operations	$0.12	$-	$(0.01)	$-
Loss from discontinued operations	$-	$-	$-	$-
Total income (loss) per share	$0.12	$-	$(0.01)	$-

Income(Loss) per share – Diluted
Income (Loss) from continuing operations	$0.10	$-	$(0.01)	$-
Income(Loss) from discontinued operations	$-	$-	$-	$-
Total income (Loss) per share	$0.10	$-	$(0.01)	$-

Weighted average common shares outstanding
Basic	100,000,041	100,000,041	100,000,041	49,736,567
Diluted	144,433,652	100,000,041	142,264,680	49,736,567

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30
	2009	2008
	As Restated
Cash flows from operating activities
Net income (loss)	$2,159,492	$(244,803)
Net income from discontinued operations	-	217,491
Net income (loss) from continuing operations	2,159,492	(27,312)

Adjustments to reconcile net income(Loss) to net cash used in operating activities:
Depreciation and amortization	220,260	84,171
Change in fair value of warrant liabilities	(1,976,044)	910,000
Registration rights penalties	450,000	-
Changes in operating assets and liabilities:
Accounts receivable	(703,104)	(151,962)
Other receivables	353,535	7,434
Inventories	9,024	143,319
Prepayment	133,683	-
Other current assets	(74,377)	-
Accounts payable	(442,524)	391,588
Accrued expense	74,772	-
Accruals and other payable-Third party	(349,562)	(874,295)
Tax payable	(4,933)	(611,744)
Cash provided by (used in) operating activities-continuing operations	(149,778)	(128,801)
Cash used in operating activities-discontinued operations	-	(331,721)

Net cash (used in) operating activities	(149,778)	(460,522)

Cash flows from investing activities
Addition to property, plant and equipment	(2,909,337)	(1,465,608)
Increase in short-term loan	-	660,000
Payments made to acquire Chensheng	(1,838,946)	-
Cash used in investing activities-discontinued operations	-	-

Net cash used in investing activities	(4,748,283)	(805,608)

Cash flows from financing activities
Issued preferred stock	4,752,140	-
Contribution from non-controlling interest	439,060	-
Fund deposit as restricted cash	16,437	-
Loan from related parties	-	252,064
Cash used in financing activities-continuing operations	5,207,637	252,064
Cash used in financing activities-discontinued operations	-	-

Net cash flows provided by financing activities:	5,207,637	252,064

Effect of exchange rate changes in cash and cash equivalents	1,390	(11,869)

Net increase (decrease) in cash and cash equivalents	310,966	(1,025,935)

Cash and cash equivalents - beginning of period	5,612,356	2,311,028

Cash and cash equivalents - end of period	$5,923,322	$1,285,093

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$372,556	$-
Supplemental disclosure of non cash investing and financing activities:

Dividend and Deemed Dividend on Preferred Stock	$324,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Restatement of previously issued June 30, 2009 consolidated Financial Statements

The Group has restated its property, plant and equipment, intangible assets, registration rights penalties payable and certain expenses for the six months ended June 30, 2009 and expanded the related footnote disclosures. These adjustments resulted in an increase in the Group’s net income for the six months ended June 30, 2009 by $1,519,082 from the net loss of $640,410 to net income of $2,159,492 with a corresponding decrease in accumulated deficit and equity at June 30, 2009. A detailed discussion of the restatement of the consolidated financial statements for the six months ended June 30, 2009 originally filed May 20, 2009 is included in note 20.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

2.           Organization and Nature of Business-continued

Principal activity

The principal activity of the Company is the operation of natural gas distribution network through its Chinese subsidiary companies. The Company’s operating subsidiaries and branches (which together with the Company are collectively referred to as the “Group”) and their principal activities as of June 30, 2009 are as follows:

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

(d) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2009 and December 31, 2008, the Group did not have any cash equivalents.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

(i) Impairment of Assets

In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of June 30, 2009 and December 31, 2008, no impairment loss has been recognized.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

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

During the six months ended June 30, 2009 and 2008, all the contracts for connection services were started and completed in the same period.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(l) Foreign Currency Translation and Transactions

The Group’s functional currency is the Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Group’s consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the six months ended June 30, 2009 and 2008.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the period end. Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Over the last two years, we have not experienced any bad debts from customers and, accordingly, did not have a provision for uncollectible accounts at June 30, 2009 and December 31, 2008.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(s) Non-controlling interests

As of June 30, 2009 , Tianjin Huan Long Trading Ltd. is the 1% non-controlling interest in Tianjin Singocean. held a 0.5% non-controlling interest interest in Qinhuangdao Chengsheng Gas Co., Ltd.

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

(u) Advertising and promotion costs

Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of June 30, 2009 and 2008, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs were nil for the six months ended June 30, 2009 and 2008.

(v) Post-retirement and post-employment benefits

The Group’s subsidiaries contribute to a state pension plan in respect of its PRC employees. Other than the above, neither the Group nor its subsidiary provides any other post-retirement or post-employment benefits.

(w) Shipping and handling cost

Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the six months ended June 30, 2009 and 2008, shipping and handling costs were nil.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

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

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy affects our acquisitions made during 2009.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy affects the presentation and disclosure of noncontrolling interests on our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an accounting standard update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of this ASU to have a material effect on the financial position, results of operations, or cash flows of the Company.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

4. Restricted cash

At June 30, 2009 and December 31, 2008, restricted cash of $204,715 and $221,152 represented the cash held by an escrow agent for expenses relating to investor and public relations.

5. Other Receivables

Other receivables consist of the following:
	June 30 2009	December 31 2008

	Restated

Due from Tianjin East Ocean Gas Company Limited	$1,417,863	$1,416,707
Other receivables	511,878	838,290

Total	$1,929,741	$2,254,997

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

6. Inventories

Inventories at June 30, 2009 and December 31, 2008 of $248,736 and $257,597, respectively, consist of raw materials and do not include any work in progress or finished goods.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

7. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:
	June 30 2009	December 31 2008

	Restated
At Cost
Office Equipment	$91,307	$33,660
Motor Vehicles	264,208	171,175
Gas Transportation Vehicles	653,331	652,910
Gas Station	891,864	891,291
Machinery	141,816	141,725
Underground Gas Pipelines	6,635,169	6,630,897
	8,677,695	8,521,658

Less: Accumulated depreciation	(847,183)	(640,741)
	$7,830,512	$7,880,917

Construction-in-progress	7,957,248	5,589,551
	$15,787,760	$13,470,468

The gas pipelines, gas station, and other constructed assets belong to the Group, not to the municipalities or other units that contract with the Group to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

During the six months ended June 30, 2009, depreciation expenses amounted to $206,004, of which $189,224 and $16,780 was recorded as cost of sales and other selling, general administrative expenses, respectively.

During the six months ended June 30, 2008, depreciation expenses amounted to $79,914, of which $73,826 and $6,088 was recorded as cost of sales and other selling, general administrative expenses, respectively.

During the three months ended June 30, 2009, depreciation expenses amounted to $102,266, of which $94,753 and $7,513 was recorded as cost of sales and other selling, general administrative expenses, respectively.

During the three months ended June 30, 2008, depreciation expenses amounted to $40,061, of which $36,224 and $3,837 was recorded as cost of sales and other selling, general administrative expenses, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

8. Intangible Asset, net

Intangible asset consist of the following:
	June 30 2009	December 31 2008

	Restated
Land use rights	$1,349,784	$1,348,915
Less: accumulated amortization	(54,824)	(40,540)

	$1,294,960	$1,308,375

Amortization expense for the three months ended June 30, 2009 and 2008 was $7,131 and $2,213, respectively.

Amortization expense for the six months ended June 30, 2009 and 2008 was $14,256 and $4,257, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$16,392
2010	30,648
2011	30,648
2012	30,648
2013	30,648
Thereafter	1,155,976

Total	$1,294,960

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

9. Acquisition Consideration Payable

	June 30 2009	December 31 2008
	Restated

Acquisition consideration payable relating to the purchase of Chensheng	$-	$1,838,946
Total	$-	$1,838,946

The acquisition consideration payable as of December 31, 2008 represents the amount due for acquiring the remaining 51% interest in Chensheng in December, 2008 (see Note 2).  This amount was paid on January 20, 2009.

10. Related Party Payable

As of June 30, 2009 and December 31, 2008, the Group has the following balances payable to related parties:

	June 30 2009	December 31 2008
	Restated
Eternal International Holding Group Ltd, shareholder of the Company	$401,136	$400,797

Tianjin Huanlong Commercial and Trading Company, non-controlling shareholder of the a subsidiary	97,969	97,906

	$499,105	$498,703

The balances have no stated terms for repayment and are not interest bearing.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

At June 30, 2009 and December 31, 2008, 100,000,041 shares of Common Stock were issued and outstanding.

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

As described in Note 12, on May 1, 2009, the Company issued an additional 241,545 shares of Series A Preferred Stock to China Hand in connection with a make-good provision. At June 30, 2009 and December 31, 2008, there were 2,098,918 shares and 1,857,373 shares, respectively, of Series A Preferred Stock issued and outstanding.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

11. Capital Stock-continued

Series B Convertible Preferred Stock

On April 30, 2009, the Company entered into a Series B Convertible Preferred Stock Securities Purchase Agreement with China Hand, as described in Note 12. In connection with this private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 2,000,000 shares as Series B Preferred Stock. At June 30, 2009, there were 1,116,388 shares of Series B Preferred Stock issued and outstanding.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

As discussed above, the Company was obligated to issue additional shares of Series A Preferred Stock to China Hand if the Company did not meet prescribed earnings targets for 2008 and 2009.  This obligation represents a contingent beneficial conversion feature, which would be accounted for at the date the contingency is resolved. Because all of the proceeds allocated to the Series A Preferred Stock were recognized at inception as a beneficial conversion feature, no further recognition of any beneficial conversion feature is permitted and the 241,545 additional shares issued to China Hand because the 2008 earnings target was not met have been recorded at their value.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Amendment and Restatement of Certain Registration Rights

In connection with the second private placement, the Company and China Hand amended and restated the Registration Rights Agreement dated August 20, 2008 and China Hand waived any registration delay payments that may have accrued under that Registration Rights Agreement up to the date of the Amended Agreement.  Pursuant to the Amended and Restated Registration Rights Agreement, the Company agreed to register all of the shares of Common Stock underlying the securities issued to China Hand in the August 20, 2008 and May 1, 2009 private placements and to file a Registration Statement covering the resale of the shares by May 31, 2009. The Company is subject to registration delay payments if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments accrue at a rate of 1% per month of the aggregate investment amount paid by the holder applicable to each securities purchase agreement or $144,000 per month, provided that the maximum aggregate amount of the registration delay payments will be $2,160,000, or 15% of the gross proceeds of the private placements. As of June 30, 2009, the Company has not filed the required Registration Statement.

Management expects to file the required Registration Statement and use its best efforts to have it effective by February, 2010. In accordance with the guidance in FASB ASC 815-40-05 Accounting for Registration Payment Arrangements (formerly FSP EITF 00-19-2), the Company has accrued the $144,000 per month registration delay payments for the period from June 1, 2009 to February 28, 2010. As of June 30, 2009 and December 31,2008, the Company has accrued $1,350,000 and $900,000 for these registration delay payments, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

As discussed above, the Company is obligated to issue additional shares of Series B Preferred Stock to China Hand because the Company did not meet its obligation to list its Common Stock on a national stock exchange no later than January 31, 2010. This obligation represents a contingent beneficial conversion feature, which would be accounted for at the date the contingency is resolved. Because all of the proceeds allocated to the Series B Preferred Stock were recognized at inception as a beneficial conversion feature, no further recognition of any beneficial conversion feature is permitted and the 27,910 additional shares to be issued to China Hand, because the required listing has not yet been obtained, will be recorded at their value.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

At June 30, 2009 and December 31,2008, the fair value of the warrants was $8,400,139 and $5,506,143, respectively, based on the following assumptions:

	June 30, 2009	December 31, 2008

Warrants outstanding	31,224,489	19,502,412
Exercise price	$0.187	$0.187
Annual dividend yield	0%	0%
Expected life (years)	3.64 – 4.33	4.64
Risk-free interest rate	1.51%	1.45%
Expected volatility	90%	66%

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

The Company recognized a gain of $13,688,558 and $1,976,044 from the change in fair value of these warrants during the six months and three months June 30, 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

14. Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2009.

BVI

Willsky incorporated under the international Business Companies Act of the British Virgin Islands and, accordingly is exempted from payment of British Virgin Islands income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Singocean, Acheng, and Daishiquiao for fiscal year 2009 and 2008, whereas Chensheng is being taxed on 1% of sales figure from January to June 2009 and 25% on net income from July to December 2009 and 0.8% of its annual sales for fiscal year of 2008.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

14. Income Taxes -continued

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expenses. There were no interest and penalties recorded for the three months and six months ended June 30, 2009.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Restated		Restated
Income Tax Expenses
Current tax	$366,790	$318,047	$367,787	$318,047
Change in deferred tax assets – NOL	(2,988,422)		136,548
Change in deferred tax assets	2,988,422		(136,548)
Change in valuation allowance	-	-	-	-

Total	$366,790	$318,047	$367,787	$318,047

All of the Company’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the three and six months ended June 30, 2009 and 2008 respectively to income (loss) before income taxes for the three and six months ended June 30, 2009 and 2008 for the following reasons:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Restated		Restated

Profit before income taxes	$15,017,825	$293,969	$2,527,279	$73,244

Computed “expected” income tax expense at 25% in 2009 and 2008, except on the net income of Chensheng of $70,627 in 2009	3,369,195	73,492	243,628	18,311

Income tax expense of “Chensheng” - charged at 1.0% of gross sales of $ 694,109	(66,113)		(64,519)
Tax effect of net taxable permanent differences	52,130	-	52,130	-
Effect of cumulative tax losses	(2,988,422)	244,555	136,548	299,736

	$366,790	$318,047	$367,787	$318,047

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the three and six months ended June 30, 2009 and 2008.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

15. Earnings Per Share

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

Components of basic and diluted earnings per share were as follows:

	For the three months ended		For the six months ended
	June 30		June 30
	2009	2008	2009	2008
	Restated		Restated
BASIC

Numerator for basic and diluted EPS:
Net income (loss) from continuing operations attributable toChina New Energy Croup’s Common Stockholders	$14,636,983	$203,014	$2,166,395	$(34,383)
Deemed dividend on preferred stock issued	(2,350,829)	-	(2,350,829)	-
Dividend on preferred stock	(189,000)	-	(324,000)	-
Income (loss) from continuing operations used in computing basic EPS	12,097,154	203,014	(508,434)	(34,383)

Basic EPS per share from continuing operations	0.12	-	(0.01)	-

Numerator for basic and diluted EPS:
Net income from discontinued operations	$-	$235,329	$-	$217,491
Deemed dividend on preferred stock issued	-	-	-	-
Dividend on preferred stock	-	-	-	-
Income (loss) from discontinued operations used in computing basis EPS	-	235,329	-	217,491

Basic EPS per share from discontinued operations	-	-	-	-

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

15. Earnings Per Share – Continued

DILUTED

Net income (Loss) from continuing operations attributable to China New Energy Group’s Common Stockholders	$12,097,154	$203,014	$(508,434)	$(34,383)
Deemed dividend on preferred stock issued	2,350,829	-	2,350,829	-
Dividend on preferred stock	189,000	-	324,000	-
Income (loss) from continuing operations used in computing diluted EPS	14,636,983	203,014	2,166,395	(34,383)

Diluted EPS per share from continuing operations	0.10	-	(0.01)	-

Net income from discontinued operations	$-	$235,329	$-	$217,491
Deemed dividend on preferred stock issued	-	-	-	-
Dividend on preferred stock	-	-	-	-
Income (loss) from discontinued operations used in computing diluted EPS	-	235,329	-	217,491

Diluted EPS per share from discontinued operations	-	-	-	-

Weighted average outstanding shares of common stock	100,000,041	100,000,041	100,000,041	49,736,566
Weighted average shares of convertible preferred stock outstanding	20,980,665	-	18,811,693	-
Warrants and contingently issuable shares	23,452,946	-	23,452,946	-
Shares used in computing diluted net income (loss) per share	144,433,652	100,000,041	142,264,680	49,736,566

Total Earnings (Loss) per share:
Basic	$0.12	$-	$(0.01)	$-
Diluted	$0.10	$-	$(0.01)	$-

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

16. Business and geographical segments

The Group’s operations are classified into two principal reportable segments which are provision of gas pipe connection services and provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	For the three months ended June 30, 2009			For the three months ended June 30, 2008			For the three months ended June 30
	Connection			Connection			2009	2008
	services	Natural gas	Corporate	services	Natural gas	Corporate	Total	Total

External revenue	$2,627,230	183,360	-	1,780,417	125,662	-	2,810,590	1,906,079
Interest income	1,270	-	-	6,539	-	-	1,270	6,539
Interest expense	-	-	-	-	-	-	-	-
Depreciation and amortization	57,986	36,767	14,644	23,849	12,375	6,050	109,397	42,274
Income tax	366,786	4	-	298,109	19,938	-	366,790	318,047
Net income (loss) after income tax	1,917,339	5,214	12,728,482	1,152,768	300,478	(1,241,995)	14,651,035	211,251

Expenditures for long-lived assets	2,601,777	-	106,421	1,281,235	-	-	2,708,198	1,281,235

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

16. Business and geographical segments

Reportable Segments

	For the six months ended June 30, 2009			For the six months ended June 30, 2008			For the six months ended June 30
	Connection			Connection			2009	2008
	services	Natural gas	Corporate	services	Natural gas	Corporate	Total	Total

External revenue	$2,773,982	361,625	-	1,780,417	227,417	-	3,135,607	2,007,834
Interest income	9,627	-	-	6,415	-	-	9,627	6,415
Interest expense	(211)	-	(460)	-	-	-	(671)	-
Depreciation and amortization	111,552	77,672	31,036	50,021	23,805	10,345	220,260	84,171
Income tax	367,783	4		298,109	19,938	-	367,787	318,047
Net income (loss) after income tax	1,977,823	1,744	179,925	1,134,931	79,753	(1,241,996)	2,159,492	(27,312)

Expenditures for long-lived assets	2,738,943	19,865	150,529	1,465,608	-	-	2,909,337	1,465,608

	As at June 30, 2009			As at December 31, 2008			As at June 30, 2009	As at December 31, 2008
Assets
	16,057,478	8,113,967	6,066,996	16,542,520	2,520,108	7,870,119	30,238,441	26,932,747

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

17. Concentrations and Credit Risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at June 30, 2009 and December 31, 2008 amounted to $5,923,322 and $5,612,356, respectively, of which no deposits were covered by insurance. Also, as of June 30, 2009 and December 31, 2008, the Company held $204,715 and $221,152, respectively, in restricted cash in a corporate legal counsel’s trust account , in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the three months ended June 30, 2009, two customers accounted for approximately 24% of the Company’s sales. For the six months ended June 30, 2009, one customer accounted for approximately 12% of the Company’s sales and two customers accounted for approximately 30% of the Company’s accounts receivable as of June 30, 2009.

For the three months ended June 30, 2008, two customers accounted for approximately 76% of the Company’s sales. For the six months ended June 30, 2008, two customers accounted for approximately 72% of the Company’s sales and three customers accounted for approximately 94% of the Company’s accounts receivable as of June 30, 2008.

Major suppliers – For the three months ended June 30, 2009, four suppliers accounted for approximately 53% of the Company’s purchases. For the six months ended June 30, 2009, three suppliers accounted for approximately 34% of the Company’s purchases and three suppliers accounted for approximately 52% of the Company’s accounts payable as of June 30, 2009.

For the three months ended June 30, 2008, two suppliers accounted for approximately 59% of the Company’s purchases. For the six months ended June 30, 2008, one supplier accounted for approximately 42% of the Company’s purchases and three suppliers accounted for approximately 72% of the Company’s accounts payable as of June 30, 2008.

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

Environmental Matters – The Group does not anticipate any material future cash requirements related to environmental issues. If circumstances change, the Group will record the estimated charges necessary to return sites to their original condition.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

18. Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases the land for hen house under operating lease agreements. The Company rents land, primarily for the office rental. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

As of December 31,

Remainder of 2009	$64,624
2010	114,743
2011	-
2012	-
2013	-
Thereafter	-

Total minimum lease payments	$179,367

During the three months ended June 30, 2009 and 2008, rental expenses included in general and administrative expenses were $30,114 and $251, respectively.

During the six months ended June 30, 2009 and 2008, rental expenses included in general and administrative expenses were $62,593 and $8,748, respectively.

As of June 30, 2009, and December 31, 2008, the Company did not have any contingent liabilities.

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

19. Subsequent Events

The company has evaluated subsequent events from the balance sheet date through August 19, 2009 with the date being the date that the financial statements are issued or are available to be issued. There are no subsequent events.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

20. Restatement and reclassification of financial statements

The Company has restated its consolidated financial statements for the period ended June 30, 2009 to correct the following errors in the consolidated financial statements previously filed on August 19, 2009:

1)
The Company erroneously recorded the carrying value instead of fair value of assets acquired during the acquisition of Chengsheng. As a result, certain assets were understated and goodwill was overstated.  Moreover, depreciation and amortization included in general and administrative expenses were understated by $33,668 as a result of the higher fair value of property, plant and equipment and land use right.

2)
The Company applied the incorrect consolidation method to account for its subsidiary Chensheng, which resulted in overstatement of non-controlling interest of $77,647 on the consolidated balance sheet.

3)
The Company did not properly account for the foreign currency translation effect when eliminating the investment in subsidiaries accounts during consolidation, which resulted in understatement of $862,147 in accumulated other comprehensive income.

4)
The Company incorrectly compiled its statement of cash flow. It incorrectly included the pre-acquisition cash flow activities of the subsidiary Chengseng that was acquired on September 30, 2008 and incorrectly excluded the pre-disposal cash flow activities of the subsidiary Hunchun that was disposed during the share exchange transaction of the two companies on September 30, 2008.  This error affected the individual components within net cash provided by operating activities and net cash used in investing activities.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

20. Restatement and reclassification of financial statements - continued

The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the three months ended June 30, 2009, that was originally filed on August 19, 2009.

The Group has also reflected the corrections of the following errors and reclassifications in its consolidated financial statements as of and for the three months ended June 30, 2009.

For Note 1 to Note 3 are the errors reflected in the restated financial statements for the year ended December 31, 2008 which brings the same effects to the financial statements for the period ended June 30, 2009.

1)
There were errors in the recording of the fair value of the assets acquired during the acquisition of Chensheng. Therefore, the Group has recorded the increase to the fair value from the book value of several assets, including $1,036,655 of Property, plant and equipment, $757,550 of Intangible assets (i.e. Land use right) and $3,012 of Inventories, and the decrease in $1,200,477 of Goodwill. Consequently, we recalculated the $96,489 of the depreciation for such increment of those assets and minority interest in Chensheng, which caused a decrease to the minority interest by $77,647 in the consolidated balance sheet and a decrease to the minority interest’s share of net income by $414,763 in the consolidated statement of operations and comprehensive income.

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

4)	The adjustments further made for this quarter owing to the effect on the above 3 brought forward restatement adjustments from the 2008K/A are:

•
The Group further provided the depreciation and amortization of $33,668 in the income statement which brought a decrease of $1,209 in exchange effects to accumulated other comprehensive income for the increment of the fair value of the assets which decreased $25,151 and $7,377 of the property, plant and equipment and intangible assets respectively. The Group increased the goodwill of $25,942 by the exchange rate effects.

•	The Group corrected the Related party receivable by $84,120 and decrease in the General and administrative expenses by $26,706 and the comprehensive income of $57,414.
•	The Group has further accrued $450,000 registration right liabilities for the six months ended June 30, 2009 and it resulted in a total of $1,350,000 as of June 30, 2009.
•	The Group decreased the deemed dividend of $197,020 from $2,350,327 to $2,153,307 as the beneficial conversion feature further for the six months ended June 30, 2009.
•
The Group has recorded a decrease in the derivative financial instruments – warrants and the income for change in fair value of warrant liabilities by $1,976,044 for the six months ended June 30, 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

20. Restatement and reclassification of financial statements - continued

5)	The Group has reflected the following reclassifications.

•	The Group reclassified $204,715 from cash and cash equivalents to restricted cash for cash placed in escrow.
•	The Group reclassified $1,929,741 of other receivable from current assets to long term assets.
•	The Group reclassified $1,820,733 from property, plant and equipment to deposits paid for acquisition of long term assets.
•	The Group reclassified accrued expenses and accruals and other payable-Third Party amounting to $77,924 and $297,333, respectively, to accounts payable of $375,257.
•	The Group reclassified other receivable, accrued expenses and accruals and other payable-Third Party amounting to $(84,098), $253,084 and $232,150, respectively, to related party payable of $401,136.
•	The Group reclassified $347,202 from additional paid-in capital and $156,144 from statutory surplus reserve fund to accumulated other comprehensive income of $503,346.
•
The Group reclassified $303,802 from general and administrative expenses to cost of sales from connection services of $111,553, cost of sales of natural gas of $77,672 and selling expenses of $114,577 for the six months ended June 30, 2009.

•
The Group reclassified $240,112 from general and administrative expenses to cost of sales from connection services of $54,286, cost of sales of natural gas of $121,749 and selling expenses of $64,077 for the three months ended June 30, 2009.

•	The Group has the above reclassifications which brought the same reclassification effect into the cashflow statements for the period ended June 30, 2009.

The net effect of the correction of errors was to:

•	Increase the Group’s reported total assets as of June 30, 2009 by $454,172 from $29,784,269 to $30,238,441.
•	Decrease the Group’s reported non-controlling interest as of June 30, 2009 by $77,647 from $195,841 to $118,194.
•	Increase the Group’s reported accumulated deficit as of June 30, 2009 by $1,473,690 from $2,646,872 to $4,120,562.
•	Increase the Group’s reported accumulated other comprehensive income as of June 30, 2009 by $862,147 from $735,847 to $1,597,994.
•	Increase the Group’s reported net income by $1,519,082 for the six months ended June 30, 2009 from $640,410 to $2,159,492.
•	Increase the Group’s reported net income attributable to China New Energy Group by $1,519,082 for the six months ended June 30, 2009 from $647,313 to $2,166,395.
•	Decrease the Group’s reported comprehensive income attributable to China New Energy Group by $1,499,794 for the six months ended June 30, 2009, from $628,438 to $2,128,232.
•	Decrease the basic net loss per share from continuing operations by $0.01 from $0.02 to $0.01.
•	Increase the dilutive net earnings per share from continuing operations by $0.01 from $(0.02) to $(0.01).

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

20. Restatement and reclassification of financial statements - continued

Condensed Consolidated Balance Sheet as at June 30, 2009

	June 30						June 30
	2009						2009
	(Reported)	Note 1	Note 2	Note 3	Note 4	Note 5	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,128,037					(204,715)	5,923,322
Restricted cash	-					204,715	204,715
Accounts receivable	2,887,687					-	2,887,687
						(84,098)
Other receivables	2,013,839					(1,929,741)	-
Related party receivable	-		(84,120)		84,120	-	-
Inventories, net	245,724	3,012				-	248,736
Prepaid expenses	-					-	-
Other current assets	77,728					-	77,728
TOTAL CURRENT ASSETS	11,353,015	3,012	(84,120)	-	84,120	(2,013,839))	9,342,188

Property, plant and equipment, net	16,596,989	1,036,655			(25,151)	(1,820,733)	15,787,760
Intangible assets, net	544,787	757,550			(7,377)		1,294,960
Other receivables						1,929,741	1,929,741
Deposits paid for acquisition of long term assets						1,820,733	1,820,733
Goodwill	1,289,478	(1,200,477)			(25,942)		63,059
							-
TOTAL ASSETS	$29,784,269	596,740	(84,120)	-	25,650	(84,098)	30,238,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$44,558					375,257	419,815
						(253,084)
Accrued expenses	331,008					(77,924)	-
						(232,150)
Other payables	544,120					(297,333)	14,637
Registration right penalties payable	-			900,000	450,000		1,350,000
Related party payable	97,969					401,136	499,105
Tax payable	688,629						688,629
Dividend payable	518,000						518,000
Warrant liabilities	-			5,506,143	2,893,996		8,400,139
TOTAL CURRENT LIABILITIES	2,224,284	-	-	6,406,143	3,343,996	(84,098)	11,890,325

Commitment and contingencies (Note 12)
Preferred Stock : 10,000,000 shares authorized, $0.001 par value

Series A Convertible Preferred Stock: 2,098,918 and 1,857,373 shares issued and outstanding, liquidation preference of $10,137,774 and $8,971,112, respectively	-			7,031,818			7,031,818

Series B Convertible Preferred Stock: 1,116,388 and 0 shares issued and outstanding ,liquidation preference of $5,399,969 and $0	-				2,153,307		2,153,307

CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY

Common stock: (500,000,000 shares authorized, $0.001 par value, 100,000,041 shares issued and outstanding) as of June 30, 2009 and December 31, 2008	100,000						100,000
Preferred shares: (10,000,000 shares authorized, 1,857,373 shares issued and outstanding)	2,973			(1,857)	(1,116)
Additional paid in capital	27,269,162			(9,982,234)	(7,219,251)	(347,202)	9,720,475
					(450,000)
					(33,668)
					26,706
					1,976,044
Accumulated deficit	(2,646,872)	318,274	(54,196)	(3,453,870)	197,020		(4,120,562)
Statutory surplus reserve fund	1,903,034					(156,144)	1,746,890
Accumulated other comprehensive income	735,847	356,113	(29,924)		32,612	503,346	1,597,994
TOTAL CHINA NEW ENERGY'S STOCKHOLDERS EQUITY	27,364,144	674,387	(84,120)	(13,437,961)	(5,471,653)	-	9,044,797

Non-controlling interest	195,841	(77,647)					118,194
TOTAL EQUITY	27,559,985	596,740	(84,120)	(13,437,961)	(5,471,653)	-	9,162,991

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$29,784,269	596,740	(84,120)	-	25,650	(84,098)	30,238,441

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

20. Restatement and reclassification of financial statements - continued

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2009

	Six months ended						Six months ended
	June 30 2009						June 30 2009
	As reported	Note 1	Note 2	Note 3	Note 4	Note 5	(Restated)
Revenue:
Connection services	2,773,982						2,773,982
Natural gas	361,625						361,625
	3,135,607	-	-	-	-	-	3,135,607
Cost of Sales:
Connection services	693,562					111,553	805,115
Natural gas	282,210					77,672	359,882
	975,772	-	-	-	-	189,225	1,164,997

Gross Profit	2,159,835	-	-	-	-	(189,225)	1,970,610

Operating Expenses:
					33,668
General and administrative expenses	1,160,687				(26,706)	(303,802)	863,847
Selling expenses	-					114,577	114,577
Registration rights penalties					450,000	-	450,000
Total operating expenses	1,160,687	-	-	-	456,962	(189,225)	1,428,424

Income(Loss) from Operations	999,148	-	-	-	(456,962)	-	542,186

Other Income (Expenses):
Change in fair value of warrant liabilities	-				1,976,044		1,976,044
Interest income	9,627						9,627
Interest expense	(671)						(671)
Other Income	93						93
Total other income (expense)	9,049	-	-	-	1,976,044	-	1,985,093

Income (Loss) From Continuing Operations, Before Income Tax	1,008,197	-	-	-	1,519,082	-	2,527,279

Income Tax	(367,787)						(367,787)

Income (Loss) From Continuing Operations, net of Income Tax	640,410	-	-	-	1,519,082	-	2,159,492

Income From Discontinued Operations, net of Income Tax	-						-
Net Income	640,410				1,519,082	-	2,159,492

Less: Net Income Attributable to Non-controlling Interest	6,903						6,903

Add: Net Income Attributable to China New Energy Group	647,313				1,519,082	-	2,166,395

Dividend and Deemed Dividend on Preferred Stock	-				(2,477,807)	-	(2,477,807)
						-
Net Income(Loss) Attributable to Common Stockholders	647,313	-	-	-	(958,725)	-	(311,412)

Other Comprehensive Income
Net Income	640,410				1,519,082		2,159,492
Foreign currency translation gain (loss)	305				(19,288)		(18,983)
Comprehensive Income Attributable to Non-controlling Interest	(12,277)						(12,277)

Comprehensive Income attributable to the Company	$628,438	-	-	-	1,499,794	-	$2,128,232

Income (Loss) per share Basic
Income (Loss) from continuing operations	$(0.02)				0.01		(0.01)
Income (Loss) from discontinued operations	-				-		-
Total income ( loss) per share	$(0.02)	-	-	-	0.01	-	$(0.01)

Income (Loss) per share - Diluted
Income (Loss) from continuing operations	$(0.02)				0.01		$(0.01)
Income (Loss) from discontinued operations	-				-		-
Total income (loss) per share	$(0.02)	-	-	-	0.01	-	$(0.01)

Weighted average common shares outstanding
Basic	100,000,041						100,000,041
Diluted	109,658,379						142,264,680

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

20. Restatement and reclassification of financial statements - continued

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2009

	Three months ended						Three months ended
	June 30, 2009						June 30 2009
	As reported	Note 1	Note 2	Note 3	Note 4	Note 5	(Restated)
Revenue:
Connection services	2,627,230						2,627,230
Natural gas	183,360						183,360
	2,810,590	-	-	-	-	-	2,810,590
Cost of Sales:
Connection services	656,874					54,286	711,160
Natural gas	56,398					121,749	178,147
	713,272	-	-	-	-	176,035	889,307

Gross Profit	2,097,318	-	-	-	-	-	1,921,283

Operating Expenses:
General and administrative expenses	752,488				16,833	(240,112)	529,209
Selling expenses	-					64,077	64,077
Total operating expenses	752,488	-	-	-	16,833	(176,035)	593,286

Income (Loss) from Operations	1,344,830	-	-	-	(16,833)	-	1,327,997

Other Income (Expenses):
Change in fair value of warrant liability	-				13,688,558		13,688,558
Interest income	1,270						1,270
Total other income (expense)	1,270	-	-	-	13,688,558	-	13,689,828

Income (Loss) From Continuing Operations, Before Income Tax	1,346,100	-	-	-	13,671,725	-	15,017,825

Income Tax	(366,790)						(366,790)

Income (Loss) From Continuing Operations, net of Income Tax	979,310	-	-	-	13,671,725	-	14,651,035

Income From Discontinued Operations, net of Income Tax	-						-
Net Loss	979,310	-	-	-	13,671,725	-	14,651,035

Less: Net Loss Attributable to Non-controlling Interest	(14,052)						(14,052)

Add: Net Loss Attributable to China New Energy Group	965,258	-	-	-	13,671,725	-	14,636,983

Dividend and Deemed Dividend on Preferred Stock	-				(2,342,807)		(2,342,807)

Net Income (Loss) Attributable to Common Stockholders	965,258	-	-	-	11,328,918	-	12,294,176

Other Comprehensive Loss
Net Loss	979,310				13,671,725		14,651,035
Foreign currency translation gain (loss)	11,094				(35,730)		(24,636)
Comprehensive Income Attributable to Non-controlling Interest	(8,678)						(8,678)

Comprehensive loss attributable to the Company	$981,726	-	-	-	13,635,995	-	$14,617,721

Income (Loss) per share Basic
Income (Loss) from continuing operations	$(0.02)				0.14		0.12
Income (Loss) from discontinued operations	-						-
Total income( loss) per share	$(0.02)	-	-	-	0.14	-	0.12

Income (Loss) per share - Diluted
Loss from continuing operations	$(0.02)				0.12		0.10
Income (Loss) from discontinued operations	-						-
Total income (loss) per share	$(0.02)				0.12		0.10

Weighted average common shares outstanding
Basic	100,000,041						100,000,041
Diluted	100,000,041						144,453,652

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

20. Restatement and reclassification of financial statements - continued

	For The Six Months Ended
	June 30
	2009						2009
	As Reported	Note 1	Note 2	Note 3	Note 4	Note 5	As Restated
Cash flows from operating activities
Net Income	$647,314				1,519,141	(6,963)	$2,159,492
(Loss) Attributable to non-controlling interest	(6,903)				6,903		-

Adjustments to reconcile net income (loss) to net cash provided by( used in) operating activities:
Depreciation and amortization	186,579					33,681	220,260
Change in fair value of warrant liability	-				(1,976,044)		(1,976,044)
Registration right liabilities	-				450,000		450,000
Changes in operating assets and liabilities:
Accounts receivable	(703,104)						(703,104)
Other receivables	353,535						353,535
Inventories	9,024						9,024
Prepayment	1,559,165				(1,425,487)		133,678
Other current assets	(74,377)						(74,377)
Accounts payable	(67,166)					(375,358)	(442,524)
Accrued expense	74,772					-	74,772
Other payables	(693,240)					343,678	(349,562)
Tax payable	(4,933)						(4,933)

Net cash provided by (used in)operating activities	1,280,666	-	-	-	(1,425,487)	(4,962)	(149,783)

Cash flows from investing activities
Addition of construction in progress	(4,334,824)				1,425,487		(2,909,337)
Increase in short-term loan	-						-
Payments made to acquire Chensheng	(1,838,946)						(1,838,946)
Purchase of intangible assets	-						-

Net cash provided by (used in) investing activities	(6,173,770)	-	-	-	1,425,487	-	(4,748,283)

Cash flows from financing activities
Issued preferred stock	4,752,140						4,752,140
Contribution from non-controlling interest	439,060						439,060
Fund deposit as restricted cash	-					16,437	16,437
Loan from related parties	-						-
Capital of subsidiaries	-						-

Net cash provided by financing activities:	5,191,200	-	-	-	-	16,437	5,207,637

Effect of exchange rate changes in cash and cash equivalents	(3,567)					4,962	1,395

Net increase in cash and cash equivalents	294,529					16,437	310,966

Cash and cash equivalents - beginning of period	5,833,508					(221,152)	5,612,356

Cash and cash equivalents - end of period	$6,128,037	-	-	-	-	-	$5,923,322

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/A, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Willsky- was incorporated on May 31, 2005 in the British Virgin Islands. On March 28, 2008, Travel Hunt Holdings, Inc. completed a reverse acquisition transaction with Willsky whereby Travel Hunt Holdings, Inc. issued to the shareholder of Willsky 94,908,650 shares of Travel Hunt Holdings, Inc. common stock in exchange for all of the issued and outstanding capital stock of Willsky Development. Simultaneous with the consummation of the share exchange agreement, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of Travel Hunt Holdings, Inc. common stock as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of Travel Hunt Holdings, Inc's outstanding capital stock. Willsky thereby became Travel Hunt Holdings, Inc.’s wholly-owned subsidiary and the former shareholders of Willsky became Travel Hunt Holdings, Inc. controlling stockholders.

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

ChenSheng - On September 16, 2008, we, through our 99%-owned subsidiary SingOcean, entered into an Equity Swap Agreement with Mr. Xiu Hai Tian, whereby we acquired from Mr. Tian a 49% ownership interest in Chensheng, in exchange for our 99% ownership in Hunchun Sing Ocean.  The parties to the Equity Swap Agreement determined that the value of the 49% interest in Chensheng Gas and the 99% interest in Hunchun Sing Ocean were approximately equal and therefore there was no cash or other consideration involved in the transaction from either party.

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

On June 26, 2009, Binhai Zhongneng was established in the PRC. Through our 99.5%-owned subsidiary, Chensheng, we paid $1,462,501 (RMB10,000,000) in cash for a 60.6% interest in Binhai Zhongneng, and through our wholly-owned subsidiary, Sing Ocean, paid $950,626 (RMB6,500,000) in assets for a 39.4% interest in Binhai Zhongneng. As a result, the Group holds a 100% interest in Binhai Zhongneng.

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

During the six months ended June 30, 2009 and 2008, all the contracts for connection services were started and completed.

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

Reportable Operating Segments

For the six months ended June 30, 2009, we had sales revenue of $3.14 million of which $2.78 million, or 88%, was from connection services while $0.36 million, or 12%, was from gas sales.

Our revenue for the six months ended June 30, 2009 was mainly contributed by the connection services segment as we concentrate our efforts to provide our services to property developers.  Thus, the gas consumption will begin when the properties are sold in the market.  Currently, the volume of gas sales to connected households is not high.  This phenomenon does affect our revenue structure.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2009 (MM represents million):

Revenues: Our revenues were $2.81 MM for the second quarter of 2009, an increase of 47% from the same period of 2008.

Gross Margin: Gross margin was 68% for the second quarter of 2009 compared to gross margin of 75% for the second quarter of 2008, representing a percentage decrease of  7%.

Operating Expenses: Operating expenses (including selling, general and administrative expenses) were $0.59 MM for the second quarter of 2009, an increase of 164% from the same period of 2008.

Net Income / (Loss): A net income of $14.64 MM resulted for the second quarter of 2009, while the net income for the same period of 2008 was $0.20 MM, The increment of net income was mainly due to changes in fair value of warrant liabilities of $13.69 MM for the second quarter of 2009.

Fully diluted net income per share: Fully diluted net income per share was $0.10 for the second quarter of 2009, as compared to net income per share of $-0.01 for the same period of 2008.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the six months ended June 30, 2009 and 2008 as the Company did not have reportable taxable income for the period.

Willsky, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the six months ended June 30, 2009 and 2008 as Willsky did not have reportable taxable income for the period.

SingOcean is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%.

Acheng is a division of SingOcean thus it is not subject to separate statutory income tax.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

The following table summarizes the results of our operations during the three-month periods ended June 30, 2009 and 2008:

(All amounts, other than percentages, are in thousands of U.S. dollars)

	For the three months ended
	June 30,
	2009	2008	Change	Change%
	Restated

Revenues:	$2,811	$1,906	905	47%

Cost of Sales:	889	484	405	84%

Gross Profit	1,921	1,422	499	35%

Total operating expenses	593	225	368	164%

Operating income	1,328	1,197	131	11%

Other Income (Expenses):
Change in fair value of warrant liabilities	13,689	-910	14,599	1604%
Interest income	1	7	(6)	-86%

Income From Continuing Operations, Before Income Tax	15,018	294	14,724	5008%

Income Tax	(367)	(318)	(49)	15%

Income From Discontinued Operations, net of Income Tax	-	235	(235)	-100%

Non-controlling Interest	(14)	(8)	(6)	75%

Net Income (Loss) attributable to China New Energy Group	14,637	203	14,434	7110%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $0.91 MM, or 47%, to $2.81 MM for the three months ended June 30, 2009 from $1.90 MM for the same period in 2008. This increase was mainly attributable to an increase in number of connection households.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.41 MM, or 84%, to $0.89 MM for the three months ended June 30, 2009 from $0.48 MM during the same period in 2008. Such increase was mainly attributable to a increase in the number of households connected to our distribution network.

Gross Profit. Our gross profit increased by $0.50 MM, or 35%, to $1.92 MM for the three months ended June 30, 2009 from $1.42 MM during the same period in 2008.  Gross profit as a percentage of revenues or gross profit margin, was 68% for the three months ended June 30, 2009.  The gross profit margin during the same period in 2008 was 75%. Such decrease in gross profit margin was mainly due to increase of operating assets and thus increase the cost allocation of depreciation.

Total Operating Expenses The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the three months ended June 30, 2009, the total operating expenses were $0.59 MM while the amount was $0.22 MM for the same period of 2008, or increased by 164%.  This increase was mainly due to the fact that we are expanding our company. Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Operating income Our operating income increased by $0.13 MM, or 11%, to $1.33 MM for the three months ended June 30, 2009 from $1.20 MM during the same period in 2008. This increase in operating income was mainly due to increase in number of connection households.

Other Income (Expenses)

 Change In Fair Value of Warrant Liability: For the three months ended June 30, 2009, the change in fair value of warrant liability was recorded as other income of $13.69 MM while the one incurred in the same period of 2008 was recorded as other expenses of $0.91 MM.

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

As at June 30, 2009, the fair value of the Series A and B Convertible Preferred Stock were $8.40 MM.  Therefore, the Company recognized a $13.69 MM gain from the change in fair value for the three months ended June 30, 2009 and a $0.91 MM loss from the change in fair value during the same period in 2008.

Income From Continuing Operations, Before Income Tax  Our income from continuing operations, before income tax increased by $14.73 MM, to $15.02 MM for the three months ended June 30, 2009 from $0.29 MM during the same period in 2008.  Such increase was mainly due to the fact that the company recorded a $13.69 MM income from the change in fair value of the warrants which put through according to EITF 07-05.

Income (Loss) From Discontinued Operation

The income (loss) from the discontinued operation was due to the fact that, on September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun Singocean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008. There were no assets or liabilities of Hunchun in the consolidated balance sheet as of June 30, 2008.

Disposal of Hunchun in 2008

The following table displays summarized activity in the Company's consolidated statements of operations for discontinued operations of Hunchun during the three months ended June 30, 2008.

	2009 (MM)	2008 (MM)

Revenue	$		$0.46
Operating income	$		$0.33
Income before income taxes	$		$0.33
Income tax expense	$	$
Income from discontinued operations, net of tax	$		$0.33

Net Income. Net income increased by $14.44 MM, to a net income of $14.64 MM for the three months ended June 30, 2009, from net income of $0.20 MM for the same period of 2008, which is mainly due to: (1) increase in gross profit by $0.50 MM; and (2) income from the change in fair value of the warrants, $13.69 MM.

Comparison of Six Months Ended June 30, 2009 and 2008

The following table summarizes the results of our operations during the six-months ended June 30, 2009 and 2008:

(All amounts, other than percentages, are in thousands of U.S. dollars)

	For the six months ended
	June 30,
	2009	2008	Change	Change%
	Restated

Revenues:	$3,136	$2,008	$1,128	56%

Cost of Sales:	1,165	560	605	108%

Gross Profit	1,971	1,448	523	36%

Total operating expenses	1,428	471	957	203%

Operating income	542	977	(435)	-44%

Other Income (Expenses):
Change in fair value of warrant liabilities	1,976	-910	2,886	317%
Interest income	10	6	4	67%
Interest expense	(1)	-	(1)	-100%

Income From Continuing Operations, Before Income Tax	2,527	73	2,454	3362%

Income Tax	(368)	(318)	(50)	16%

Income From Discontinued Operations, net of Income Tax	-	217	(217)	-100%

Non-controlling Interest	7	(7)	14	200%

Net Income (Loss) attributable to China New Energy Group	2,166	(34)	2,200	6471%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $1.13 MM, or 56%, to $3.14 MM for the six months ended June 30, 2009 from $2.01 MM for the same period in 2008. This increase was mainly attributable to an increase in number of connection households.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.61 MM, or 108%, to $1.17 MM for the six months ended June 30, 2009 from $0.56 MM during the same period in 2008. Such increase was mainly attributable to a increase in the number of households connected to our distribution network.

Gross Profit. Our gross profit increased by 0.52 MM, or 36%, to $1.97 MM for the six months ended June 30, 2009 from $1.45 MM during the same period in 2008.  Gross profit as a percentage of revenues or gross profit margin, was 63% for six months ended June 30, 2009.  The gross profit margin during the same period in 2008 was 72%. Such decrease in gross profit margin was mainly due to increase of operating assets and thus increase the cost allocation of depreciation.

Total Operating Expenses. The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the six months ended June 30, 2009, the total operating expenses were $1.43 MM while the amount was $0.47 MM for the same period of 2008, or increased by 203%.  This increase was mainly due to the fact that we are expanding our company.    Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Operating income.  Our operating income decreased by $0.44 MM, or 44%, to $0.54 MM for the six months ended June 30, 2009 from $0.98 MM during the same period in 2008.  This decrease in operating income was mainly due to increase in registration right penalties.

Total Other Income (Expenses)

Change In Fair Value of Warrant Liability: For the six months ended June 30, 2009, the change in fair value of warrant liability was recorded as other income of $1.98 MM while the one incurred in the same period of 2008 was recorded as other expenses of $0.91 MM.

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

As at June 30, 2009, the fair value of the Series A and B Convertible Preferred Stock were $8.40 MM.  Therefore, the Company recognized a $1.98 MM gain from the change in fair value for the six months ended June 30, 2009 and a $0.91 MM loss from the change in fair value during the same period in 2008.

Income From Continuing Operations, Before Income Tax.  Our income from continuing operations, before income tax increased by $2.45 MM, to $2.52 MM for the six months ended June 30, 2009 from $0.07 MM during the same period in 2008.  Such increase was mainly due to the fact that the company recorded a $1.98 MM income from the change in fair value of the warrants which put through according to EITF 07-05.

Income (Loss) From Discontinued Operation

The income (loss) from the discontinued operation was due to the fact that, on September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun Singocean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008. There were no assets or liabilities of Hunchun in the consolidated balance sheet as of June 30, 2008.

Disposal of Hunchun in 2008

The following table displays summarized activity in the Company's consolidated statements of operations for discontinued operations of Hunchun during the six months ended June 30, 2008.

	2009 (MM)	2008 (MM)

Revenue	$		$0.46
Operating income	$		$0.31
Income before income taxes	$		$0.31
Income tax expense	$	$
Income from discontinued operations, net of tax	$		$0.31

Net Income. Net income increased by $2.20 MM, to a net income of $2.17 MM for the six months ended June 30, 2009, from net loss of $0.03 MM for the same period of 2008, which is mainly due to: (1) increase in gross profit by $0.52 MM; and (2) income from the change in fair value of the warrants, $1.98 MM.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of approximately $5.92 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	For The Six Months Ended
	June 30
	2009	2008
	As Restated

Net cash used in operating activities	$(150)	$(460)

Net cash used in investing activities	(4,748)	(806)

Net cash provided by financing activities:	5,208	252

Effect of exchange rate changes in cash and cash equivalents	1	(12)

Net increase(decrease) in cash and cash equivalents	$311	$(1,026)

Operating Activities

Net cash used in operating activities was $0.15 MM for the six months ended June 30, 2009, compared to net cash used in operating activities of $0.46 MM during the same period of 2008. This decrease in funds used in our operating activities was primarily due to an increase in accounts receivable and a decrease in prepayments.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the six months ended June 30, 2009 was $4.75 MM which was an increase of $3.94 MM from $0.81 MM for the same period of 2008.  This increase was due to payment made for the increased construction in progress and fixed assets.

Financing Activities

Our debt (included warrant liabilities) to equity ratio (total debt/total equity) was 230% as of June 30, 2009.  Net cash provided by financing activities for the six months ended June 30, 2009 was $5.21 MM, which is an increase of $4.96 MM from $0.25 MM during the same period of 2008. This increase was mainly due to the contribution from the private placement consummated on May 1, 2009.

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

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For the six months ended June 30, 2009, the company spent about $2.91 MM in capital expenditures which was mainly for the construction of gas pipelines, gas station and acquisition. The company settled the payments according to the terms of the contract and fulfilled of its contractual obligations.  Other than the operating leases stated in Note 18 to Unaudited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 18, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.18 MM.

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

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective.   Our conclusion that our disclosure controls and procedures were not effective was based on the fact that, as more fully disclosed in our Current Report on Form 8-K filed on April 15, 2010, as amended on Form 8K/A filed on April 26 2010, we identified a number of “significant deficiencies” in the process of preparing our financial statements for the fiscal year ended December 31, 2008, which deficiencies have not yet been completely remedied.   On April 9, 2010, the Chief Executive Officer and Chief Financial Officer of China New Energy Group,  Inc. (the “Company or “we”) concluded that the previously issued audited financial statements for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on April, 15, 2009 (the “2008 10-K”) and the unaudited financial statements for the three months ended March 31, 2009, June 30, 2009 and September 30, 2009 included in its Quarterly Reports on Form 10-Q filed on May 15, 2009, August 14, 2009 and November 16, 2009 (collectively, the “2009 10-Qs”) should no longer be relied upon and that disclosure should be made and action should be taken to prevent future reliance.

On April 26, 2010, the Company filed an amendment to the 2008 10-K, which filing contains restated financial statements for the fiscal year ended December 31, 2008.   The Company is filing amendments to the 2009 10-Qs on August 17, 2010.

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

Changes in Internal Control Over Financial Reporting.

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

•
In addition, we have allocated significant financial and human resources to strengthen the internal control structure. As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2010, we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

 As described above we are taking certain remediation measures that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1
Certifications of Principal Executive Officer and Principal Financial Officer furnished furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2010	CHINA NEW ENERGY GROUP COMPANY

	By:	/s/ Yangkan Chong
Yangkan Chong, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric Yu
Eric Yu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)