Form 10-Q/A
period 2009-09-30
China New Energy Group CO
filed 2010-08-17
CIK 1262159

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

EXPLANATORY NOTE REGARDING RESTATEMENT

This Amendment No. 1 ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2009 ("Form 10-Q"), which was filed with the SEC on November 16, 2009, amends the Form 10-Q to reflect restated amounts and revised disclosures of the Company's consolidated financial statements for the three and nine month periods ended September 30, 2009.

A detailed discussion of the restatement of the consolidated financial statements for the nine months ended September 30, 2009 is included in note 20.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA NEW ENERGY GROUP COMPANY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
	Restated
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,878,751	$5,612,356
Restricted cash	196,873	221,152
Accounts receivable, net of allowance for doubtful accounts of $- and $-	3,925,491	2,183,087
Inventories, net	288,799	257,597
Prepaid expenses	135,740	133,614
Other current assets	94,017	3,340
TOTAL CURRENT ASSETS	9,519,671	8,411,146

Property, plant and equipment, net	17,121,635	13,470,468
Intangible assets, net	1,286,758	1,308,375
Other receivables	2,075,390	2,254,997
Deposit paid for acquisition of long term assets	649,213	1,424,747
Goodwill	63,002	63,014
TOTAL ASSETS	30,715,669	26,932,747

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
	Restated
	(Unaudited)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$351,750	$874,542
Accruals and other payables	243,648	242,309
Acquisition consideration payable	-	1,838,946
Registration rights penalties payable	1,728,000	900,000
Tax payable	523,770	693,116
Related party payables	498,491	498,703
Dividends payable on preferred stock	744,946	194,000
Derivative financial instruments - warrants	2,358,908	5,506,143
TOTAL CURRENT LIABILITIES	6,449,513	10,747,759

Commitment and contingencies (Note 18)

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock:	7,031,818	7,031,818
2,098,918 and 1,857,373 shares issued and outstanding, liquidation preference of $10,137,774 and $8,971,112, respectively
Series B Convertible Preferred Stock:	2,153,307	-
1,116,388 and 0 shares issued and outstanding, liquidation preference of $5,399,969 and $0

CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY

Common Stock: 500,000,000 shares authorized, $1 par value, 100,000,041 shares issued and outstanding	100,000	100,000
Additional paid in capital	9,720,473	9,396,046
Retained earnings/ (Accumulated deficit)	1,790,113	(3,809,149)
Statutory surplus reserve fund	1,746,890	1,746,890
Accumulated other comprehensive income	1,580,509	1,616,977
TOTAL CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY	14,937,985	9,050,764

Non-controlling interest	143,046	102,406
TOTAL EQUITY	15,081,031	9,153,170

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY	$30,715,669	$26,932,747

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	For the Three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	Restated		Restated

Revenues:
Connection services	$2,659,930	$2,092,445	$5,433,912	$3,846,773
Natural gas	157,344	161,413	518,970	390,214
	2,817,274	2,253,858	5,952,882	4,236,987
Cost of Sales:
Connection services	742,925	454,061	1,548,040	833,644
Natural gas	157,863	121,565	517,745	295,257
	900,788	575,626	2,065,785	1,128,901
Gross Profit	1,916,486	1,678,232	3,887,097	3,108,086

Operating Expenses:
General and administrative expenses	909,061	284,205	1,772,908	660,927
Selling expenses	59,458	61,889	174,036	153,047
Registration rights penalties	378,000	-	828,000	-

Total operating expenses	1,346,519	346,094	2,774,944	813,974

Income from Operations	569,967	1,332,138	1,112,153	2,294,112

Other Income:
Change in fair value of warrant liability	6,041,231	-	8,017,275	-
Interest income	10,680	-	20,307	-
Interest expense	(3,699)	-	(4,370)	-
Other Income	5,558	3,702	5,651	9,974
Total other income	6,053,770	3,702	8,038,863	9,974

Income From Continuing Operations, Before Income Tax	6,623,737	1,335,840	9,151,016	2,304,086

Income Tax	(461,013)	(391,358)	(828,800)	(705,244)

Income From Continuing Operations, net of Income Tax	6,162,724	944,482	8,322,216	1,598,842

Income (Loss) From Discontinued Operations, net of Income Tax	-	(7,116)	-	223,410
Net Income	6,162,724	937,366	8,322,216	1,822,252

Net Income Attributable to Non-controlling Interest	(25,104)	(37,009)	(18,200)	(46,277)

Net Income attributable to China New Energy Group	6,137,620	900,357	8,304,016	1,775,975

Dividend and Deemed Dividend on Preferred Stock	(204,000)	-	(2,074,753)	-

Net Income Attributable to Common Stockholders	5,933,620	900,357	6,229,263	1,775,975

Other Comprehensive Income
Net Income	6,162,724	937,366	8,322,216	1,822,252
Foreign currency translation gain (loss)	(5,458)	-	(24,442)	377,403
Comprehensive income (loss) attributable to the Non-controlling interest	251	-	(12,026)	-
Comprehensive income attributable to the Company	$6,157,517	$937,366	$8,285,748	$2,199,655

Income (Loss) per share - Basic
Income (Loss) from continuing operations	$0.06	$(0.06)	$0.05	$(0.05)
Loss from discontinued operations	$-	$-	$-	$-
Total income (loss) per share	$0.06	$(0.06)	$0.05	$(0.05)

Income (Loss) per share - Diluted
Income from continuing operations	$0.03	$(0.06)	$0.04	$(0.05)
Income (Loss) from discontinued operations	$-	$-	$-	$-
Total income(loss) per share	$0.03	$(0.06)	$0.04	$(0.05)

Weighted average common shares outstanding
Basic	100,000,041	100,000,041	100,000,041	98,321,560
Diluted	217,949,744	150,677,768	199,844,225	116,245,214

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30
	2009	2008
	As Restated
Cash flows from operating activities:
Net Income	$8,322,216	$1,822,252
Net Income From Discontinued Operations	-	223,410
Net Income From Continuing Operations	8,322,216	1,598,842

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	337,500	129,982
Change in fair value of warrant liability	(8,017,275)	-
Registration right payable	828,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,741,568)	(446,814)
Other receivables	205,909	(646,372)
Inventories	(31,228)	128,215
Prepayment	(2,150)	-
Other current assets	(90,613)	-
Accounts payable	(598,522)	(59,384)
Accruals and other payable-Third Party	41,716	(789,882)
Taxes payable	(169,093)	(276,093)
Cash used in operating activities-continuing operations	(915,108)	(361,506)
Cash used in operating activities-discontinued operations	-	(140,143)

Net cash used in operating activities	(915,108)	(501,649)

Cash flows from investing activities
Additions to property, plant and equipments	(3,192,542)	(933,657)
Payments made to acquire Chensheng	(1,838,946)	-
Proceeds from an associated company	-	483,512
Cash used in investing activities-continuing operations	(5,031,488)	(450,145)
Cash used in investing activities-discontinued operations	-	(124,410)

Net cash used in investing activities	(5,031,488)	(574,555)

Cash flows from financing activities
Repayment of cash advanced from director	-	(210,711)
Proceeds from issuance of preferred stock	5,400,000	9,000,000
Payment of offering costs associated with preferred stock	(647,860)	(1,507,144)
Contribution from former non-controlling interest	439,060	-
Change from restricted cash	24,279	-
Cash used in financing activities-continuing operations	5,215,479	7,282,145
Cash used in financing activities-discontinued operations	-	-

Net cash flows provided by financing activities	5,215,479	7,282,145

Effect of exchange rate changes in cash and cash equivalents	(2,488)	(1,308,366)

Net (decrease) increase in cash and cash equivalents	(733,605)	4,897,575

Cash and cash equivalents - beginning of period	5,612,356	2,311,028

Cash and cash equivalents - end of period	$4,878,751	$7,208,603

Supplemental disclosure of cash flow information:

Cash paid for interest	-	-
Cash paid for income tax	937,110	-

Supplemental disclosure of non cash investing and financing activities:

Dividend and deemed dividend on preferred stock	2,704,753	-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Restatement of previously issued September 30, 2009 consolidated Financial Statements

The Group has restated its property, plant and equipment, intangible assets, registration rights penalties payable and certain expenses for the nine months ended September 30, 2009 and expanded the related footnote disclosures. These adjustments resulted in an increase in the Group’s net income for the nine months ended September 30, 2009 by $7,165,496 from the net income of $1,156,720 to $8,322,216 with a corresponding increase in accumulated deficit and equity at September 30, 2009. A detailed discussion of the restatement of the consolidated financial statements for the nine months ended September 30, 2009 originally filed November 16, 2009 is included in note 20.

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

2. Organization and Nature of Business-continued

Principal activity

The principal activity of the Group is the operation of natural gas distribution network through its Chinese subsidiary companies. The Group’s operating subsidiaries and branches (which together with the Company are collectively referred to as the “Group”) and their principal activities as of September 30, 2009 are as follows:

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

Tianjin Binhai Zhongneng Gas Co., Ltd. (“Binhai Zhongneng”)

On June 26, 2009, Tianjin Binhai Zhongneng Gas Co., Ltd. (“Binhai Zhongneng”) was established. Through our 99.5%-owned subsidiary, Chensheng contributed $1,462,501 (RMB10,000,000) in cash representing 60.6% of the shareholding of Binhai Zhongneng and through our another wholly owened subsidiary, Singocean contributed $950,626 (RMB6,500,000) in assets representing 39.4% of the shareholding of Binhai Zhongneng. As a result, the group hold 99.3% of the Binhai Zhongneng.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

(e) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2009 and 2008, the Group did not have any cash equivalents.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Group, is remote.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(f) Property, Plant and Equipment

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

(g) Intangible Assets

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

(h) Inventories

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

(i) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with FASB ASC 350 Intangibles - Goodwill and Other, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(j) Impairment of Assets

In accordance with FASB ASC 360 Property, Plant and Equipment, the Company evaluates its long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives or a reduction in carrying values due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of September 30, 2009 and 2008, no impairment loss has been recognized.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(k) Income Taxes

The Group accounts for income taxes under FASB ASC 740 Accounting for Income Taxes.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 14 for a discussion of our income tax provisions.

(l) Revenue Recognition

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

For the three and nine months ended September 30, 2009 and 2008, all the contracts for connection services were started and completed in the same period.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(l) Revenue Recognition-continued

Revenue from sale of gas

Sales revenue from sale of gas represents the invoiced value of goods sold, net of value-added tax (“VAT”). Revenue from sale of gas is recognized when the goods are delivered and title has passed.

All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 3% of the gross sales price.

(m) Foreign Currency Translation and Transactions

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

(n) Fair Value of Financial Instruments

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

Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
1)	Level 1, defined as observable inputs such as quoted prices in active markets;
2)	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
3)	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the Group to develop our own assumptions.

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(o) Derivative Financial Instruments

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

(p) Basic and Diluted Earnings Per Share

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

(q) Accumulated Other Comprehensive Income

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

(r) Profit Appropriation

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(s) Accounts Receivable

Gas connection fees are recognized on the percentage of completion method, measured by reference to the value of work carried out during the year. The portion that is not received in cash is recorded as accounts receivable.

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the period end. Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Over the last two years, we have not experienced any bad debts from customers and, accordingly, did not have a provision for uncollectible accounts at September 30, 2009 and December 31, 2008.

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

(t) Non-controlling interests

As of September 30, 2009, Tianjin Huan Long Trading Ltd. directly held a 1% non-controlling interest in Tianjin Singocean and indirectly held a 0.5% non-controlling interest in Chengsheng, Binhai Zhongneng, and Yingkou Zhongneng.

As of December 31, 2008, Tianjin Huan Long Trading Ltd. directly held a 1% non-controlling interest in Tianjin Singocean and indirectly held a 0.5% non-controlling interest in Chengsheng.

(u) Advertising and promotion costs

Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of September 30, 2009 and December 31, 2008, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. During the three months and nine months ended September 30, 2009 and 2008, advertising and promotion costs were nil.

(v) Post-retirement and post-employment benefits

The Company’s subsidiaries contribute to a state pension plan in respect of their PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

(w) Shipping and handling costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months and nine months ended September 30, 2009 and 2008, shipping and handling costs were nil.

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

3. Summary of Significant Accounting Policies-continued

(y) New accounting pronouncements

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy, which has no effect in these consolidated financial statements.

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

4. Restricted cash

At September 30, 2009 and December 31, 2008, restricted cash of $196,873 and $221,152 respectively represented the cash held by Escrow agent for the expenses relating to investor and public relations.

5. Other Receivables

Other receivables consist of the following:

	September 30 2009	December 31 2008

	Restated

Due from Tianjin East Ocean Gas Company Limited	$1,454,636	$1,416,707
Other receivables	620,754	838,290

Total	$2,075,390	$2,254,997

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

6. Inventories

Inventories at September 30, 2009 and December 31, 2008 of $288,799 and $257,597, respectively, consist of raw materials and do not include any work in progress or finished goods.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

7. Property, plant and Equipment, net

Property, plant and equipment consist of the following:
	September 30, 2009	December 31 2008

	Restated
At Cost
Office Equipment	$101,126	$33,660
Motor Vehicles	263,988	171,175
Gas Transportation Vehicles	721,670	652,910
Gas Station	891,121	891,291
Machinery	241,234	141,725
Underground Gas Pipelines	7,411,842	6,630,897
	9,630,981	8,521,658

Less: Accumulated depreciation	(956,991)	(640,741)
	$8,673,990	$7,880,917

Construction-in-progress	8,447,645	5,589,551
	$17,121,635	$13,470,468

The gas pipelines, gas station, and other constructed assets belong to the Group, not to the municipalities or other units that contract with the Group to provide the hookups and the gas distribution to the households. Depreciation is provided for these assets as they are used in operations.

During the three months ended September 30, 2009, depreciation expenses amounted to $109,069, of which $96,468 and $12,601 was recorded as cost of sales and other selling, general administrative expenses, respectively.

During the three months ended September 30, 2008, depreciation expenses amounted to $43,639, of which $37,811 and $5,828 was recorded as cost of sales and other selling, general administrative expenses, respectively.

During the nine months ended September 30, 2009, depreciation expenses amounted to $315,073, of which $285,692 and $29,381 was recorded as cost of sales and other selling, general administrative expenses, respectively.

During the nine months ended September 30, 2008, depreciation expenses amounted to $123,553, of which $111,637 and $11,916 was recorded as cost of sales and other selling, general administrative expenses, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

8. Intangible Asset, net

Intangible asset consist of the following:
	September 30, 2009	December 31 2008

	Restated
Land use rights	$1,348,659	$1,348,915
Less: accumulated amortization	(61,901)	(40,540)

	$1,286,758	$1,308,375

Amortization expense for the three months ended September 30, 2009 and 2008 was $8,171 and $2,172, respectively

Amortization expense for the nine months ended September 30, 2009 and 2008 was $22,427 and $6,429, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$6,345
2010	28,772
2011	28,772
2012	28,772
2013	28,772
Thereafter	1,165,325

Total	$1,286,758

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

9. Acquisition Consideration Payable

	September 30 2009	December 31 2008
	Restated

Acquisition consideration payable relating to the purchase of Chensheng	$-	$1,838,946
Total	$-	$1,838,946

The acquisition consideration payable as of December 31, 2008 represents the amount due for acquiring the remaining 51% interest in Chensheng in December, 2008 (see Note 2).  This amount was paid on January 20, 2009.

10. Related Party Payable

As of September 30, 2009 and December 31, 2008, the Group has the following balances payable to related parties:

	September 30, 2009	December 31 2008

	Restated
Eternal International Holding Group Ltd, shareholder of the Company	$400,522	$400,797

Tianjin Huanlong Commercial and Trading Company, non-controlling shareholder of the a subsidiary	$97,969	$97,906
	$498,491	$498,703
The balances have no stated terms for repayment and are not interest bearing.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

At September 30, 2009 and December 31, 2008, 100,000,041 shares of Common Stock were issued and outstanding.

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

As described in Note 12, on May 1, 2009, the Company issued an additional 241,545 shares of Series A Preferred Stock to China Hand in connection with a make-good provision. At September 30, 2009 and December 31, 2008, there were 2,098,918 shares and 1,857,373 shares, respectively, of Series A Preferred Stock issued and outstanding.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

11. Capital Stock-continued

Series B Convertible Preferred Stock

On April 30, 2009, the Company entered into a Series B Convertible Preferred Stock Securities Purchase Agreement with China Hand, as described in Note 12. In connection with this private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 2,000,000 shares as Series B Preferred Stock. At September 30, 2009, there were 1,116,388 shares of Series B Preferred Stock issued and outstanding.

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

12. Private Placement of Series A and B Convertible Preferred Stock and Warrants-continued

May 1, 2009 Private Placement

On April 30, 2009, the Company entered into a second Securities Purchase Agreement with China Hand.and on May 1, 2009, the Company issued to China Hand 1,116,388 shares of the Company’s Series B Convertible Preferred Stock and 7,814,719 warrants to purchase Common Stock, for aggregate gross proceeds of $5,400,000. The warrants are exercisable at any time at an initial exercise price of $0.187 per share (subject to adjustment) for a period of five years following the date of issuance The terms of the Series B Preferred Stock are described in Note 11 and the warrants are further described in Note 13.

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

Amendment and Restatement of Certain Registration Rights

In connection with the second private placement, the Company and China Hand amended and restated the Registration Rights Agreement dated August 20, 2008 and China Hand waived any registration delay payments that may have accrued under that Registration Rights Agreement up to the date of the Amended Agreement.  Pursuant to the Amended and Restated Registration Rights Agreement, the Company agreed to register all of the shares of Common Stock underlying the securities issued to China Hand in the August 20, 2008 and May 1, 2009 private placements and to file a Registration Statement covering the resale of the shares by May 31, 2009. The Company is subject to registration delay payments if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments accrue at a rate of 1% per month of the aggregate investment amount paid by the holder applicable to each securities purchase agreement or $144,000 per month, provided that the maximum aggregate amount of the registration delay payments will be $2,160,000, or 15% of the gross proceeds of the private placements. As of  September 30,, 2009, the Company has not filed the required Registration Statement.

Management expects to file the required Registration Statement and use its best efforts to have it effective by May, 2010. In accordance with the guidance in FASB ASC 815-40-05 Accounting for Registration Payment Arrangements (formerly FSP EITF 00-19-2), the Company has accrued the $144,000 per month registration delay payments for the period from June 1, 2009 to May 31, 2010. As of September 30, 2009 and December 31, 2008, the Company has accrued $1,728,000 and $900,000 for these registration delay payments, respectively.

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

At September 30, 2009 and 2008, the fair value of the warrants was $2,358,908 and $5,506,143, respectively, based on the following assumptions:
	September 30, 2009	December 31, 2008

Warrants outstanding	31,224,489	19,502,412
Exercise price	$0.187	$0.187
Annual dividend yield	0%	0%
Expected life (years)	3.91 – 4.58	4.64
Risk-free interest rate	1.51% - 2.47%	1.45%
Expected volatility	90%	66%

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

The Company recognized a gain of $6,041,231 and $8,017,275 from the change in fair value of these warrants during the three months and nine months ended September 30, 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.  The income tax expenses were $828,800 and $461,013 for the nine months ended September 30, 2009 and 2008, respectively.  The Company has recorded no deferred tax assets or liabilities as of September 30, 2009 and 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

14. Income Taxes -continued

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expenses. There were no interest and penalties recorded for the three months and nine months ended September 30, 2009.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	Restated		Restated
Income Tax Expenses
Current tax	$461,013	$391,358	$828,800	$705,244
Change in deferred tax assets – NOL	1,437,684	57,398	1,681,432	129,223
Change in valuation allowance	(1,437,684)	(57,398)	(1,681,432)	(129,223)

Total	$461,013	$391,358	$828,800	$705,244

All of the Company’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the three and nine months ended September 30, 2009 and 2008 respectively to income (loss) before income taxes for the three and nine months ended September 30, 2009 and 2008 for the following reasons:

	For The Three Months Ended		For The Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

	Restated		Restated

Profit before income taxes	$6,623,737	$1,335,840	$9,151,016	$2,304,086

Computed “expected” income tax expense at 25% in 2009 and 2008, except on the net income of Chensheng Gas of $70,627 in 2009 and $- in 2008	1,655,934	557,710	2,270,097	576,021
Income tax expense of “Chensheng Gas” - charged at 0.8% of gross sales of $64,519 and $- in 2008	71,460	-	6,941	-
Tax effect of net taxable permanent differences	171,303	33,048	233,194	28,889
Effect of cumulative tax losses	(1,437,684)	(199,400)	(1,681,432)	100,334

	$461,013	$391,358	$828,800	$705,244

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the three and six months ended June 30, 2009 and 2008.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

Components of basic and diluted earnings per share were as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

	Restated		Restated
BASIC
Numerator for basic and diluted EPS:
Net income from continuing operations attributable to China New Energy Group’s Common Stockholders	$6,137,620	$900,357	8,304,016	$1,775,975
Deemed dividend on preferred stock issued	-	(7,031,818)	(2,350,829)	(7,031,818)
Dividend on preferred stock	(226,946)	(59,000)	(550,946)	(59,000)
Income (loss) from continuing operations used in computing basic EPS	5,910,674	(6,190,461)	5,402,241	(5,314,843)

Basic EPS per share from continuing operations	0.06	(0.06)	0.05	(0.05)

Numerator for basic and diluted EPS:
Net income (loss) from discontinued operations	$-	$(7,116)	$-	$223,410
Deemed dividend on preferred stock issued	-	-	-	-
Dividend on preferred stock	-	-	-	-
Income (loss) from discontinued operations used in computing basis EPS	-	(7,116)	-	223,410

Basic EPS per share from discontinued operations	-	(0.00)	-	0.00

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

15. Earnings Per Share – Continued

DILUTED
Net income (loss) from continuing operations attributable to China New Energy Group’s Common stockholders	$5,910,674	$(6,190,461)	5,402,241	$(5,314,843)
Deemed dividend on preferred stock issued	-	7,031,818	2,350,829	7,031,818
Dividend on preferred stock	226,946	59,000	550,946	59,000
Income (loss) from continuing operations used in computing diluted EPS	6,137,620	900,357	8,304,016	1,775,975

Diluted EPS per share from continuing operations	0.03	(0.06)	0.04	(0.05)

Net income (loss) from discontinued operations	$-	$(7,116)	$-	$(223,410)
Deemed dividend on preferred stock issued	-	-	-	-
Dividend on preferred stock	-	-	-	-
Income (loss) from discontinued operations used in computing diluted EPS	-	(7,116)	-	(223,410)

Diluted EPS per share from discontinued operations	-	(0.00)	-	(0.00)

Weighted average outstanding shares of common stock	100,000,041	100,000,041	100,000,041	98,321,560
Weighted average shares of convertible preferred stock outstanding	112,535,710	47,515,529	91,644,433	15,954,119
Warrants and contingently issuable shares	5,413,993	3,162,198	8,199,751	1,969,535
Shares used in computing diluted net income (loss) per share	217,949,744	150,677,768	199,844,225	116,245,214

Total Earnings (Loss) per share:
Basic	$0.06	$(0.06)	$0.05	$(0.05)
Diluted	$0.03	$(0.06)	$0.04	$(0.05)

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

16.  Business and geographical segments

The Company’s operations are classified into two principal reportable segments which are provision of gas pipe connection services and provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies .

Reportable Segments

	For the three months ended September 30, 2009			For the three months ended September 30, 2008			For the three months ended September 30
	Connection			Connection			2009	2008
	services	Natural gas	Corporate	services	Natural gas	Corporate	Total	Total

External revenue	$2,659,930	157,344	-	2,,092.445	161,413	-	2,817,274	2,253,858
Interest income	10,680	-	-	-	-	-	10,680	-
Interest expense	(3,699)	-	-	-	-	-	(3,699)	-
Depreciation and amortization	59,858	36,610	20,772	24,708	13,103	8,000	117,240	45,811
Income tax	461,013	-	-	391,358	-	-	461,013	391,358
Net income/(loss) after income tax	1,923,987	(521)	4,239,258	1,012,278	(116,817)	41,905	6,162,724	937,366

Expenditures for long-lived assets	121,197	152,338	9,670		-	-	283,205

CHINA NEW ENERGY GROUP COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

16.           Business and geographical segments

Reportable Segments

	For the nine months ended September 30, 2009			For the nine months ended September 30, 2008			For the nine months ended September 30
	Connection			Connection			2009	2008
	services	Natural gas	Corporate	services	Natural gas	Corporate	Total	Total

External revenue	$5,433,912	518,970	-	3,846,773	390,214	-	5,952,882	4,236,987
Interest income	20,307	-	-	-	-	-	20,307	-
Interest expense	(4,370)	-	-	-	-	-	(4,370)	-
Depreciation and amortization	171,410	114,282	51,808	74,729	36,908	18,345	337,500	129,982
Income tax	828,494	306	-	705,244	-	-	828,800	705,244
Net income/(loss) after income tax	3,901,810	1,223	4,419,183	3,059,407	(37,064)	(1,200,091)	8,322,216	1,822,252

Expenditures for long-lived assets	2,860,140	172,203	160,199	933,657	-	-	3,192,542	933,657

	As at September 30, 2009			As at December 31, 2008			As at September 30,	As at December 31,
	Connection			Connection			2009	2008
	services	Natural gas	Corporate	services	Natural gas	Corporate	Total	Total

Assets	16,725,017	8,975,356	5,015,296	16,542,520	2,520,108	7,870,119	30,715,669	26,932,747

The Company’s operations are located in the PRC. All revenue is from customers in the PRC. All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

17. Concentrations and Credit Risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at September 30, 2009 and December 31, 2008 amounted to $4,878,751 and $5,612,356, respectively, of which no deposits were covered by insurance. Also, as of September 30, 2009 and December 31, 2008, the Company held $196,873 and $221,152, respectively in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the three months ended September 30, 2009, four customers accounted for approximately 62% of the Company’s sales. For the nine months ended September 30, 2009, one customer accounted for approximately 12% of the Company’s sales and three customers accounted for approximately 40% of the Company’s accounts receivable as of September 30, 2009.

For the three months ended September 30, 2008, three customers accounted for approximately 93% of the Company’s sales. For the nine months ended September 30, 2008, three customers accounted for approximately 84% of the Company’s sales and three customers accounted for approximately 100% of the Company’s accounts receivable as of September 30, 2008.

Major suppliers – For the three months ended September 30, 2009, two suppliers accounted for approximately 47% of the Company’s purchases. For the nine months ended September 30, 2009, one supplier accounted for approximately 11% of the Company’s purchases and four suppliers accounted for approximately 71% of the Company’s accounts payable as of September 30, 2009.

For the three months ended September 30, 2008, two suppliers accounted for approximately 67% of the Company’s purchases. For the nine months ended September 30, 2008, two suppliers accounted for approximately 45% of the Company’s purchases and two suppliers accounted for approximately 61% of the Company’s accounts payable as of September 30, 2008.

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

19.           Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 16, 2009. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

20.           Restatement and reclassification of financial statements

The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the nine months ended September 30, 2009 that was originally filed on November 16, 2009. The Group has also reflected the corrections of the following errors and reclassifications in its consolidated financial statements as of and for the nine months ended September 30, 2009. For Note 1 to Note 3 are the errors reflected in the restated financial statements for the year ended December 31, 2008 which brings the same effects to the financial statements for the period ended September 30, 2009.

No. 1 to No.3 are the same restatement adjustments included in the Form 10KA of China New Energy Group Company filed on April 15, 2010, which brought forward to these financial statements for the nine months ended September 30, 2009.

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

•
The Group further provided the depreciation and amortization of $50,485 in the income statement which brought a decrease of $341 in exchange effects to accumulated other comprehensive income for the increment of the fair value of the assets which decreased $38,894 and $11,932 of the property, plant and equipment and intangible assets respectively for the nine months ended September 30, 2009. The Group decreased the goodwill of $39 by the exchange rate effects.

•	The Group further provided the depreciation and amortization of $16,817 in the income statement for the increment of the fair value of the assets for the three months ended September 30, 2009.
•	The Group corrected the Related party receivable by $84,120 and decrease in the General and administrative expenses by $26,706 and the comprehensive income of $57,414.
•	The Group has further accrued $378,000 and $828,000 registration right liabilities for the three and nine ended September 30, 2009 and it resulted in a total of $1,728,000 as of September 30, 2009.
•	The Group decreased the deemed dividend of $197,020 from $2,350,327 to $2,153,307 as the beneficial conversion feature further for the nine months ended September 30, 2009.
•
The Group has recorded an increase in the derivative financial instruments – warrants and the expense for change in fair value of warrant liabilities by $8,017,275 and $6,041,231 for the nine and three months ended September 30, 2009, respectively.

20. Restatement and reclassification of financial statements - continued

5)	The Group has reflected the following reclassifications.

•	The Group reclassified $2,075,390 of other receivable from current assets to long term assets.
•	The Group reclassified $649,213 from prepayment to deposits paid for acquisition of long term assets.
•	The Group reclassified accrued expenses of $277,271 to related party payable.
•	The group reclassified $207,556 and $75,633 from other payable to accounts payable and related party payable respectively.
•	The Group reclassified $84,224 from related payable to other receivable.
•	The Group reclassified $347,202 from additional paid-in capital and $156,144 from statutory surplus reserve fund to accumulated other comprehensive income of $503,347.
•
The Group reclassified $131,877 and $39,533 of depreciation from general and administrative expenses and cost of sales of natural gas, respectively, to cost of sales of connection services for the nine months ended September 30, 2009.

•	The Group reclassified $174,036 of depreciation from general and administrative expenses to connection services for the nine months ended September 30, 2009.
•
The Group reclassified $209,548 of depreciation from cost of sales of natural gas to cost of sales to connection services, general and administrative expenses and selling expenses of $59,857, $90,233 and $59,458 ,respectively, for the three months ended September 30, 2009.

•	The Group has the above reclassifications which brought the same reclassification effect into the cashflow statements for the nine months ended September 30, 2009.

The net effect of the correction of errors was to:

•	Increase the Group’s reported total assets as of September 30, 2009 by $461,651 from $30,254,018 to $30,715,669.
•	Decrease the Group’s reported non-controlling interest as of September 30, 2009 by $77,647 from $220,693 to $143,046.
•	Decrease the Group’s reported accumulated deficit as of September 30, 2009 by $4,172,726 from accumulated deficit of $(2,382,613) to retained earnings of $1,790,113.
•	Increase the Group’s reported accumulated other comprehensive income as of September 30, 2009 by $886,570 from $693,939 to $1,580,509.
•	Increase the Group’s reported net income by $5,646,414 and $7,165,496 for the three and nine months ended September 30, 2009 from $516,310 to $6,162,724 and $1,156,720 to $8,322,216, respectively.
•	Increase the Group’s reported net income attributable to China New Energy Group by $7,165,496 for the nine months ended September 30, 2009 from $1,156,720 to $8,322,216.
•
Increase the Group’s reported comprehensive income attributable to China New Energy Group by $5,683,115 and $7,182,908 for the three months and nine months ended September 30, 2009, from $474,402 to $6,157,517 and from $1,102,840 to 8,285,748 respectively.

•	Decrease the basic net income(loss) per share from continuing operations by $0.06 from $0.00 to $0.06 and $0.07 from $(0.02) to $0.05 for the three and nine months ended September 30, 2009.
•	Decrease the dilutive net income(loss) per share from continuing operations by $0.03 from $0.00 to $0.03 and $0.06from $(0.02) to $0.04for the three and nine months ended September 30, 2009

20. Restatement and reclassification of financial statements - continued

Condensed Consolidated Balance Sheet as at September 30, 2009

	September 30						September 30
	2009						2009
	(Reported)	Note 1	Note 2	Note 3	Note 4	Note 5	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,878,751						4,878,751
Restricted cash	196,873						196,873
Accounts receivable	3,925,491						3,925,491

						(84,224)
Other receivables	2,159,614					(2,075,390)	-
Related party receivable	-		(84,120)		84,120		-
Inventories, net	285,787	3,012					288,799
Prepaid expenses	784,953					(649,213)	135,740
Other current assets	94,017						94,017
TOTAL CURRENT ASSETS	12,325,486	3,012	(84,120)	-	84,120	(2,808,827)	9,519,671

Property, plant and equipment, net	16,123,874	1,036,655			(38,894)		17,121,635
Intangible assets, net	541,140	757,550			(11,932)		1,286,758
Other receivables	-					2,075,390	2,075,390
Deposits paid for acquisition of long term assets	-					649,213	649,213
Goodwill	1,263,518	(1,200,477)			(39)		63,002

TOTAL ASSETS	$30,254,018	596,740	(84,120)	-	33,255	(84,224)	30,715,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$276,117					75,633	351,750
Accrued expenses	277,271					(277,271)	-

						(207,556)
Accrual and other payables	526,837					(75,633)	243,648
Registration right penalties payable				900,000	828,000		1,728,000
Tax payable	523,770						523,770

						277,271
						207,556
Related party payable	97,888					(84,224)	498,491
Dividend payable on preferred stock	744,946						744,946
Derivative financial instruments - warrants	-			5,506,143	(3,147,235)		2,358,908
TOTAL CURRENT LIABILITIES	2,446,829	-	-	6,406,143	(2,319,235)	(84,224)	6,449,513

Commitment and contingencies (Note 12)

20. Restatement and reclassification of financial statements - continued

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock: 2,098,918 and 1,857,373 shares issued and outstanding, liquidation preference of $10,137,774 and $8,971,112, respectively				7,031,818			7,031,818

Series B Convertible Preferred Stock: 1,116,388 and 0 shares issued and outstanding, liquidation preference of $5,399,969 and $0					2,153,307		2,153,307

CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY

Common stock: (500,000,000 shares authorized, $0.001 par value, 100,000,041 shares issued and outstanding) as of September 30, 2009	100,000						100,000
Preferred shares: (10,000,000 shares authorized, 1,857,373 shares issued and outstanding)	2,973			(1,857)	(1,116)		-

				(7,029,961)	(197,022)
Additional paid in capital	27,269,163			(2,952,273)	(7,022,231)	(347,203)	9,720,473

					8,017,275
					(828,000)
		414,763		(900,000)	(23,779)
Retained earnings/ (Accumulated deficit)	(2,382,613)	(96,489)	(54,196)	(2,553,870)	197,022		1,790,113

Statutory surplus reserve fund	1,903,034					(156,144)	1,746,890

					6,169
Accumulated other comprehensive income	693,939	356,113	(29,924)		50,865	503,347	1,580,509
TOTAL CHINA NEW ENERGY'S STOCKHOLDERS EQUITY	27,586,496	674,387	(84,120)	(13,437,961)	199,183	-	14,937,985

Non-controlling interest	220,693	(77,647)					143,046
TOTAL EQUITY	27,807,189	596,740	(84,120)	(13,437,961)	199,183	-	15,081,031

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$30,254,018	596,740	(84,120)	-	33,255	(84,224)	30,715,669

20. Restatement and reclassification of financial statements - continued
Condensed Consolidated Statements of Operations And Comprehensive Loss for the Nine Months Ended September 30, 2009

	Nine months ended						Nine months ended
	September 30						September 30
	2009						2009
	As reported	Note 1	Note 2	Note 3	Note 4	Note 5	Restated
Revenue:
Connection services	5,433,912						5,433,912
Natural gas	518,970						518,970
	5,952,882	-	-	-	-	-	5,952,882
Cost of Sales:
						39,533
Connection services	1,376,630					131,877	1,548,040
Natural gas	649,622					(131,877)	517,745
	2,026,252	-	-	-	-	39,533	2,065,785

Gross Profit(Loss)	3,926,630	-	-	-	-	(39,533)	3,887,097

Operating Expenses:
					(26,706)	(174,036)
General and administrative expenses	1,962,698				50,485	(39,533)	1,772,908
Selling expenses					-	174,036	174,036
Registration rights penalties					828,000	-	828,000
Total operating expenses	1,962,698	-	-	-	851,779	(39,533)	2,774,944

Income (Loss) from Operations	1,963,932	-	-	-	(851,779)	-	1,112,153

Other Income (Expenses):
Change in fair value of warrant liabilities	-				8,017,275		8,017,275
Interest income	20,307						20,307
Interest expense	(4,370)						(4,370)
Other Income	5,651						5,651
Total other income (expense)	21,588	-	-	-	8,017,275	-	8,038,863

Income From Continuing Operations, Before Income Tax	1,985,520	-	-	-	7,165,496	-	9,151,016

Income Tax	(828,800)						(828,800)

Income From Continuing Operations, net of Income Tax	1,156,720	-	-	-	7,165,496	-	8,322,216

Income From Discontinued Operations, net of Income Tax	-						-
Net Income	1,156,720	-	-	-	7,165,496	-	8,322,216

Less: Net Income Attributable to Non-controlling Interest	(18,200)						(18,200)

Net Income Attributable to China New Energy Group	1,138,520	-	-	-	7,165,496	-	8,304,016

Dividend and Deemed Dividend on Preferred Stock	-				(2,074,753)		(2,074,753)

Net Income Attributable to Common Stockholders	1,138,520	-	-	-	5,090,743	-	6,229,263

Other Comprehensive Income
Net Income	1,156,720				7,165,496		8,322,216
Foreign currency translation gain(loss)	(41,854)				17,412		(24,442)
Comprehensive Income Attributable to Non-controlling Interest	(12,026)				-		(12,026)

Comprehensive income attributable to the Company	1,102,840	-	-	-	7,182,908	-	8,285,748

Income (Loss) per share - Basic
Income (Loss) from continuing operations	(0.02)				0.07		0.05
Income (Loss) from discontinued operations	0.00						0.00
Total Income (Loss) per share	(0.02)	-	-	-	0.07	-	0.05

Income (Loss) per share - Diluted
Income (Loss) from continuing operations	(0.02)				0.06		0.04
Income (Loss) from discontinued operations	-						0.00
Total Income (Loss) per share	(0.02)	-	-	-	0.06	-	0.04

Weighted average common shares outstanding
Basic	100,000,041						100,000,041
Diluted	199,844,225						199,844,225

20. Restatement and reclassification of financial statements - continued
Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months Ended September 30, 2009

	Three months ended						Three months ended
	September 30,						September 30,
	2009						2009
	As reported	Note 1	Note 2	Note 3	Note 4	Note 5	Restated
Revenue:
Connection services	2,659,930						2,659,930
Natural gas	157,344						157,344
	2,817,274	-	-	-	-	-	2,817,274
Cost of Sales:
Connection services	683,068					59,857	742,925
Natural gas	367,411					(209,548)	157,863
	1,050,479	-	-	-	-	(149,691)	900,788

Gross Profit	1,766,795	-	-	-	-	149,691	1,916,486

Operating Expenses:
General and administrative expenses	802,011				16,817	90,233	909,061
Selling expenses	-					59,458	59,458
Registration rights penalties	-				378,000		378,000
Total operating expenses	802,011	-	-	-	394,817	149,691	1,346,519

Income (Loss) from Operations	964,784	-	-	-	(394,817)	-	569,967

Other Income (Expenses):
Change in fair value of warrant liabilities	-				6,041,231		6,041,231
Interest income	10,680						10,680
Interest expense	(3,699)						(3,699)
Other Income	5,558						5,558
Total other income (expense)	12,539	-	-	-	6,041,231	-	6,053,770

Income From Continuing Operations, Before Income Tax	977,323	-	-	-	5,646,414	-	6,623,737

Income Tax	(461,013)						(461,013)

Income From Continuing Operations, net of Income Tax	516,310	-	-	-	5,646,414	-	6,162,724

Income From Discontinued Operations, net of Income Tax	-						-
Net Income	516,310	-	-	-	5,646,414	-	6,162,724

Less: Net Income Attributable to Non-controlling Interest	(25,104)						(25,104)

Net Income Attributable to China New Energy Group	491,206	-	-	-	5,646,414	-	6,137,620

Dividend and Deemed Dividend on Preferred Stock	-				(204,000)		(204,000)

Net Income Attributable to Common Stockholders	468,260	-	-	-	5,442,414	-	5,933,620

Other Comprehensive Income
Net Income	516,310				5,646,414		6,162,724
Foreign currency translation gain (loss)	(42,159)				36,701		(5,458)
Comprehensive Income Attributable to Non-controlling Interest	251						251

Comprehensive Income attributable to the Company	474,402	-	-	-	5,683,115	-	6,157,517

Income per share - Basic
Income from continuing operations	0.00				0.06		0.06
Income from discontinued operations	0.00						0.00
Total Income per share	0.00	-	-	-	0.06	-	0.06

Income per share - Diluted
Income from continuing operations	0.00				0.03		0.03
Income from discontinued operations	0.00						0.00
Total Income per share	0.00	-	-	-	0.03	-	0.03

Weighted average common shares outstanding
Basic	100,000,041						100,000,041
Diluted	209,495,669						217,949,744

20. Restatement and reclassification of financial statements - continued

	2009						2009
	(Unaudited)						(Unaudited)
	As reported	Note 1	Note 2	Note 3	Note 4	Note 5	Restated
Cash flows from operating activities:
Net income Attributable to China New Energy Group Company	$1,138,520				7,183,696		8,322,216
Income Attributable to Non-controlling Interest	18,200				(18,200)		-
Adjustments to reconcile net income to net cash used in operating activities:					-		-
Depreciation and amortization	287,048				50,452		337,500
Change in fair value of warrant liabilities	-				(8,017,275)		(8,017,275)
Registration right liabilities					828,000		828,000
Changes in operating assets and liabilities:
Accounts receivable	(1,741,568)						(1,741,568)
Other receivables	205,909						205,909
Inventories	(31,228)						(31,228)
Prepayment	772,557					(774,707)	(2,150)
Other current assets	(90,613)						(90,613)
Accounts payable	164,360					(762,882)	(598,522)
Accrued expenses	21,251					(21,251)	-
Other payables	(710,835)					752,551	41,716
Tax payable	(169,093)						(169,093)

Net cash used in operating activities	(135,492)	-	-	-	26,673	(806,289)	(915,108)

Cash flows from investing activities
Addition to property plant and equipment	(3,967,253)					774,711	(3,192,542)
Payments made to acquire Chensheng	(1,838,946)						(1,838,946)

Net cash used in investing activities	(5,806,199)	-	-	-	-	774,711	(5,031,488)

Cash flows from financing activities
Repayment of cash advanced from director	-
Proceeds from issuance of preferred stock	5,400,000						5,400,000
Payment of offering costs associated with preferred stock	(647,860)						(647,860)
Contribution from former non-controlling interest	439,060						439,060
Change from restricted cash	24,279						24,279

Net cash provided by financing activities	5,215,479	-	-	-	-	-	5,215,479

Effect of exchange rate changes in cash and cash equivalents	(7,393)				36,483	(31,578)	(2,488)

Net (decrease) in cash and cash equivalents	(733,605)	-	-	-	-	-	(733,605)

Cash and cash equivalents - beginning of period	5,612,356						5,612,356

Cash and cash equivalents - end of period	$4,878,751	-	-	-	-	-	4,878,751

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Organizational Structure

China New Energy Group Company was incorporated on March 28, 2008 in the state of Delaware USA, under the name of Travel Hunt Holdings, Inc.On May 27, 2008, Travel Hunt changed its name to China New Energy Group Company in connection with a share exchange transaction as described below.

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

During the nine months ended September 30, 2009 and 2008, all the contracts for connection services were started and completed.

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

Reportable Operating Segments

For the nine months ended September 30, 2009, we had sales revenue of $5.95 million of which $5.43 million, or 91%, was from connection services while $0.52 million, or 9%, was from gas sales.

Our revenue for the nine months ended September 30, 2009 was mainly contributed by the connection services segment as we concentrate our efforts to provide our services to property developers.  Thus, the gas consumption will begin when the properties are sold in the market.  Currently, the volume of gas sales to connected households is not high.  This phenomenon does affect our revenue structure.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2009 (MM represents million):

Revenues: Our revenues were $2.82 MM for the third quarter of 2009, an increase of 25% from the same period of 2008.

Gross Margin: Gross margin was 68% for the third quarter of 2009 compared to gross margin of 74% for the third quarter of 2008, representing a percentage decrease of 6%.

Operating Expenses: Operating expenses (including selling, general and administrative expenses) were $1.35 MM for the third quarter of 2009, an increase of 289% from the same period of 2008.

Net Income / (Loss): A net income of $6.14 MM resulted for the third quarter of 2009, while the net income for the same period of 2008 was $0.90 MM, The increment of net income was mainly due to changes in fair value of warrant liabilities of $6.04 MM for the third quarter of 2009.

Fully diluted net income per share: Fully diluted net income per share was $0.03 for the third quarter of 2009, as compared to net loss per share of ($0.06) for the same period of 2008.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the nine months ended September 30, 2009 and 2008 as the Company did not have reportable taxable income for the period.

Willsky, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the nine months ended September 30, 2009 and 2008 as Willsky did not have reportable taxable income for the period.

SingOcean is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%.

Acheng is a division of SingOcean； thus, it is not subject to separate statutory income tax.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

The following table summarizes the results of our operations during the three-month periods ended September 30, 2009 and 2008:

(All amounts, other than percentages are in thousands of U.S. dollars)

	For the three months ended
	September 30,
	2009	2008	Change	Change%
	Restated

Revenues:	$2,817	$2,254	$563	25%

Cost of Sales:	901	576	325	56%

Gross Profit	1,916	1,678	238	14%

Total operating expenses	1,347	346	1,001	289%

Income from Operations	570	1,332	(762)	-57%

Other Income:
Change in fair value of warrant liability	6,041	-	6,041	100%
Interest income	11	-	11	100%
Interest expenses	-4	-	-4	-100%
Other Income	6	4	2	50%

Income From Continuing Operations, Before Income Tax	6,624	1,336	5,288	396%

Income Tax	(461)	(391)	-70	-18%

Income from Discontinued Operations, net of Income Tax	-	(7)	7	100%

Non-controlling Interest	(25)	(37)	12	-32%

Net Income attributable to China New Energy Group	6,138	900	5,238	582%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $0.57 MM, or 25%, to $2.82 MM for the three months ended September 30, 2009 from $2.25 MM for the same period in 2008. This increase was mainly attributable to an increase in number of connection households.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.32 MM, or 56%, to $0.90 MM for the three months ended September 30, 2009 from $0.58 MM during the same period in 2008. Such increase was mainly attributable to a increase in the number of households connected to our distribution network.

Gross Profit. Our gross profit increased by $0.24 MM, or 14%, to $1.92 MM for the three months ended September 30, 2009 from $1.68 MM during the same period in 2008.  Gross profit as a percentage of revenues or gross profit margin, was 68% for the three months ended September 30, 2009.  The gross profit margin during the same period in 2008 was 74%. Such decrease in gross profit margin was mainly due to an increase of operating assets and thus increased the cost allocation of depreciation.

Total Operating Expenses  The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the three months ended September 30, 2009, the total operating expenses were $1.35 MM while the amount was $0.35 MM for the same period of 2008, or increased by 289%.  This increase was mainly due to the fact that: (1) we are expanding our company; and (2) recognized $0.38 MM of registration rights penalties in the third quarter of 2009. Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Income from Operations Our income from operation decreased by $0.76 MM, or 57%, to $0.57 MM for the three months ended September 30, 2009 from $1.33 MM during the same period in 2008. This decrease in income from operations was mainly due to increase in operating expenses.

Other Income (Expenses)

Change In Fair Value of Warrant Liability: For the three months ended September 30, 2009, the change in fair value of warrant liability was recorded as other income of $6.04 MM while the one incurred in the same period of 2008 was nil.

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

As of September 30, 2009, the fair value of the Series A and B Convertible Preferred Stock were $2.36 MM.  Therefore, the Company recognized a $6.04 MM gain from the change in fair value for the three months ended September 30, 2009 during the same period of 2008 gain from the change in fair value was nil.

Income From Continuing Operations, Before Income Tax Our income from continuing operations, before income tax increased by $5.29 MM, to $6.62 MM for the three months ended September 30, 2009 from $1.33 MM during the same period in 2008.  Such increase was mainly due to the fact that the company recorded a $6.04 MM income from the change in fair value of the warrants which put through according to EITF 07-05.

Income (Loss) From Discontinued Operations

The income (loss) from the discontinued operation was due to the fact that, on September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun Singocean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008. There were no assets or liabilities of Hunchun in the consolidated balance sheet as of September 30, 2008.

Disposal of Hunchun in 2008

The following table displays summarized activity in the Company's consolidated statements of operations for discontinued operations of Hunchun during the three months ended September 30, 2008.

	2009 (MM)	2008 (MM)

Revenue	$	$
Operating income	$		$(0.01)
Income before income taxes	$		$(0.01)
Income tax expense	$	$
Income from discontinued operations, net of tax	$		$(0.01)

Net Income attributable to China New Energy Group Net income increased by $5.24 MM, to a net income of $6.14 MM for the three months ended September 30, 2009, from net income of $0.90 MM for the same period of 2008, which is mainly due to: (1) an increase in gross profit by $0.24 MM; and (2) income from the change in fair value of the warrants, $6.04MM.

Comparison of Nine Months Ended September 30, 2009 and 2008

The following table summarizes the results of our operations during the nine-months ended September 30, 2009 and 2008:

(All amounts, other than percentages are in thousands of U.S. dollars)

	(Unaudited)
	For the nine months ended
	September 30,
	2009	2008	Change	Change%
	Restated

Revenues:	$5,953	$4,237	1,716	40%

Cost of Sales:	2,066	1,129	937	83%

Gross Profit	3,887	3,108	779	25%

Total operating expenses	2,775	814	1,961	241%

Income from Operations	1,112	2,294	(1,182)	-52%

Other Income:
Change in fair value of warrant liability	8,017	-	8,017	100%
Interest income	20	-	20	100%
Interest expenses	-4	-	-4	-100%
Other Income	6	10	(4)	-40%

Income From Continuing Operations, Before Income Tax	9,151	2,304	6,847	297%

Income Tax	(829)	(705)	-124	-18%

Income from Discontinued Operations, net of Income Tax	-	223	-223	-100%

Non-controlling Interest	(18)	(46)	28	-61%

Net Income attributalbe to China New Energy Group	8,304	1,776	6,528	368%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $1.71 MM, or 40%, to $5.95 MM for the nine months ended September 30, 2009 from $4.24 MM for the same period in 2008. This increase was mainly attributable to an increase in number of connection households.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.94 MM, or 83%, to $2.07 MM for the nine months ended September 30, 2009 from $1.13 MM during the same period in 2008. Such increase was mainly attributable to an increase in the number of households connected to our distribution network.

Gross Profit. Our gross profit increased by 0.78 MM, or 25%, to $3.89 MM for the nine months ended September 30, 2009 from $3.11 MM during the same period in 2008.  Gross profit as a percentage of revenues or gross profit margin, was 65% for nine months ended September 30, 2009.  The gross profit margin during the same period in 2008 was 73%. Such decrease in gross profit margin was mainly due to an increase of operating assets and thus increased the cost allocation of depreciation.

Total Operating Expenses  The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the nine months ended September 30, 2009, the total operating expenses were $2.78 MM while the amount was $0.81 MM for the same period of 2008, or increased by 241%.  This increase was mainly due to the fact that: (1) we are expanding our company; and (2) recognized $0.83 MM of registration rights penalties during the nine months ended September 30, 2009.   Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Income from Operations  Our income from operations decreased by $1.18 MM, or 52%, to $1.11 MM for the nine months ended September 30, 2009 from $2.29 MM during the same period in 2008.  This decrease in operating income was mainly due to an increase in registration rights penalties.

Total Other Income (Expenses)

Change In Fair Value of Warrant Liability: For the nine months ended September 30, 2009, the change in fair value of warrant liability was recorded as other income of $8.02 MM while the one incurred in the same period of 2008 was nil.

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

As of September 30, 2009, the fair value of the Series A and B Convertible Preferred Stock were $2.36MM.  Therefore, the Company recognized an $8.02 MM gain from the change in fair value for the nine months ended September 30, 2009 during the same period of 2008 loss from the change in fair value was nil.

Income From Continuing Operations, Before Income Tax.  Our income from continuing operations, before income tax increased by $6.85 MM, to $9.15 MM for the nine months ended September 30, 2009 from $2.30 MM during the same period in 2008.  Such increase was mainly due to the fact that the company recorded a $8.02 MM income from the change in fair value of the warrants which put through according to EITF 07-05.

Income (Loss) From Discontinued Operations

The income (loss) from the discontinued operation was due to the fact that, on September 26, 2008, the Company entered into an asset swap in which it disposed of the subsidiary Hunchun, including substantially (99%) of the net assets, for a 49% ownership in Qinhuangdao Chensheng Gas Co. Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, Hunchun Singocean operation is being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2008. There were no assets or liabilities of Hunchun in the consolidated balance sheet as of September 30, 2008.

Disposal of Hunchun in 2008

The following table displays summarized activity in the Company's consolidated statements of operations for discontinued operations of Hunchun during the nine months ended September 30, 2008.

	2009 (MM)	2008 (MM)

Revenue	$		$0.46
Operating income	$		$0.30
Income before income taxes	$		$0.30
Income tax expense	$	$
Income from discontinued operations, net of tax	$		$0.30

Net Income. attributable to China New Energy Group Net income increased by $6.52 MM, to a net income of $8.30 MM for the nine months ended September 30, 2009, from a net income of $1.78 MM for the same period of 2008, which is mainly due to: (1) an increase in gross profit by $0.78 MM; and (2) income from the change in fair value of the warrants, $8.02 MM.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of approximately $4.88 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	For The Nine Months Ended
	September 30
	2009	2008
	Restated

Net cash used in operating activities	$(915)	$(502)

Net cash used in investing activities	(5,031)	(575)

Net cash flows provided by financing activities	5,215	7,282

Effect of exchange rate changes in cash and cash equivalents	(2)	(1,308)

Net increase (decrease) in cash and cash equivalents	$(734)	$4,898

Operating Activities

Net cash used in operating activities was $0.92 MM for the nine months ended September 30, 2009, compared to net cash used in operating activities of $0.50 MM during the same period of 2008. This increase in funds used in our operating activities was primarily due to an increase in accounts receivable.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the nine months ended September 30, 2009 was $5.03 MM which was an increase of $4.45 MM from $0.58 MM for the same period of 2008.  This increase was due to payments made for the increased construction in progress and fixed assets.

Financing Activities

Our debt (included warrant liabilities) to equity ratio (total debt/total equity) was 104% as of September 30, 2009.  Net cash provided by financing activities for the nine months ended September 30, 2009 was $5.22 MM, which is a decrease of $2.06 MM from $7.28 MM during the same period of 2008. This decrease was mainly attributable to issue less preferred stock in 2009.

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

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For the nine months ended September 30, 2009, the company spent about $5.03 MM in capital expenditures which was mainly for the construction of gas pipelines, gas station and acquisition. The company settled the payments according to the terms of the contract and fulfilled of its contractual obligations.  Other than the operating leases stated in Note 18 to Unaudited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 18, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.19 MM.

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

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective.   Our conclusion that our disclosure controls and procedures were not effective was based on the fact that, as more fully disclosed in our Current Report on Form 8-K filed on April 15, 2010, as amended on Form 8K/A filed on April 26 2010, we identified a number of “significant deficiencies” in the process of preparing our financial statements for the fiscal year ended December 31, 2008, which deficiencies have not yet been completely remedied.   On April 9, 2010, the Chief Executive Officer and Chief Financial Officer of China New Energy Group,  Inc. (the “Company or “we”) concluded that the previously issued audited financial statements for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on April, 15, 2009 (the “2008 10-K”) and the unaudited financial statements for the three months ended March 31, 2009, June 30, 2009 and September 30, 2009 included in its Quarterly Reports on Form 10-Q filed on May 15, 2009, August 14, 2009 and November 16, 2009 (collectively, the “2009 10-Qs”) should no longer be relied upon and that disclosure should be made and action should be taken to prevent future reliance.

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

In order to correct the foregoing significant deficiencies, we have taken or are taking the following remediation measures:

	We have hired a new chief executive officer,

	We established an audit committee

	We are in the process of arranging necessary training for our accounting department staff;

	We have engaged external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts;


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


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