Form 10-Q
period 2010-09-30
China New Energy Group CO
filed 2010-11-22
CIK 1262159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-32691

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer’s classes of stock, as of November 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	107,070,281

Quarterly Report on FORM 10-Q/A
 Three and Nine Months Ended September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4.	CONTROLS AND PROCEDURES	17

PART II
OTHER INFORMATION
		17
ITEM 1:	LEGAL PROCEEDINGS	18
ITEM 1A:	RISK FACTORS	18
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3:	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 5:	OTHER INFORMATION	18
ITEM 6:	EXHIBITS	18

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CHINA NEW ENERGY GROUP COMPANY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Index to condensed consolidated financial statements-unaudited

Page

Condensed Consolidated Balance Sheets (Unaudited)	F-2 - F-3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 -F-44

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$580,731	$2,672,884
Restricted cash	39,691	180,352
Accounts receivable, net of allowance for doubtful accounts of $219,842 and $-	3,306,894	4,619,232
Receivable from sale of a subsidiary	3,368,119	5,119,055
Inventories, net	338,008	271,104
Prepaid expenses	197,389	179,011
Deemed receivable from former shareholders of subsidiaries acquired for settlement of certain liabilities	1,250,976	1,983,782
Current assets held for sale	1,430,758	1,768,278
NET CURRENT ASSETS	10,512,566	16,793,698

Property, plant and equipment, net	10,472,634	8,000,069
Other receivables	1,546,130	2,091,092
Deposits for acquisitions of subsidiaries	18,822,946	197,696
Intangible assets, net	1,195,612	1,186,272
Deposits paid for acquisition of long term assets	2,245,362	1,972,162
Goodwill	229,150	224,488
Non-current assets held for sale	10,135,011	9,760,345
Derivative assets – put options	1,598,093	-

TOTAL ASSETS	$56,757,504	$40,225,822

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$422,944	$614,642
Deposits receipt for disposal	1,045,072	-
Accruals and other payable	539,449	187,904
Acquisition consideration payable	1,353,474	1,651,888
Short term bank loan	223,944	-
Tax payable	174,358	1,323,815
Registration rights penalties payable	2,160,000	2,160,000
Related party payables	99,926	97,893
Dividends payable on preferred stock	249,411	509,381
Derivative financial instruments – warrants	4,821,264	6,768,106
Derivative financial instruments – call options related to Series D Convertible Preferred Stock	43,665,345	-
Liabilities to be settled by former shareholders of subsidiaries acquired	1,250,976	1,983,782
Convertible notes	4,034,315	-
Current liabilities held for sale	437,761	548,832
TOTAL CURRENT LIABILITIES	60,478,239	15,846,243

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
Commitments and contingencies (Note 23)

Preferred Stock : 10,000,000 shares authorized, $0.001 par value Series A Convertible Preferred Stock : 2,098,918 and 2,098,918 shares issued and outstanding, liquidation preference of $10,137,774 and $10,137,774 as of September 30, 2010 and December 31, 2009	7,031,818	7,031,818

Series B Convertible Preferred Stock: 1,116,388 and 1,116,388 shares issued and outstanding, liquidation preference of $5,399,969 and $5,399,969 as of September 30, 2010 and December 31, 2009	2,153,307	2,153,307

Series C Convertible Preferred Stock : 18.73 and 0 shares issued and outstanding, liquidation preference of $15,000,000 and $0 as of September 30, 2010 and December 31, 2009	15,000,000	-

CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY
Series D Convertible Preferred Stock (see Derivative financial instruments – call options): 4 and 0 shares issued and outstanding, liquidation preference of $ 0 as of both September 30, 2010 and December 31, 2009	-	-
Common Stock: 500,000,000 shares authorized, $0.001 par value, 107,070,281 and 101,788,199 shares issued and outstanding, respectively	107,070	101,788
Additional paid in capital	(14,831,844)	10,152,971
(Accumulated deficit)/ Retained earnings	(17,405,485)	1,423,523
Statutory surplus reserve fund	1,746,890	1,746,890
Accumulated other comprehensive income	2,311,044	1,600,941
TOTAL CHINA NEW ENERGY'S STOCKHOLDERS' EQUITY (DEFICIT)	(28,072,325)	15,026,113

Non-controlling interest	166,465	168,341
TOTAL EQUITY (DEFICIT)	(27,905,860)	15,194,454

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)	$56,757,504	$40,225,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Connection services	$124,803	$1,095,454	$2,479,344	$1,747,312
Natural gas	37,263	42,427	84,165	84,670
	162,066	1,137,881	2,563,509	1,831,982
Cost of Sales:
Connection services	145,435	329,665	717,113	551,248
Natural gas	49,970	48,202	123,555	106,619
	195,405	377,867	840,668	657,867
Gross (Loss) Profit	(33,339)	760,014	1,722,841	1,174,115

Operating Expenses:
General and administrative expenses	1,312,808	853,577	3,797,133	1,625,875
Selling expenses	65,509	42,279	217,145	128,881
Registration right liabilities	-	378,000	-	828,000
Total operating expenses	1,378,317	1,273,856	4,014,278	2,582,756

Operating loss	(1,411,656)	(513,842)	(2,291,437)	(1,408,641)

Other Income (Expenses):
Change in fair value of derivative financial instruments – warrants	1,654,806	6,041,231	1,946,842	8,017,275
Change in fair value of derivative financial instruments – put options of backstop agreements and obligation to issuance of common stock relating to Series D preferred stock	(9,975,502)	-	(9,975,502)	-
Interest income	11,916	5,520	14,466	7,754
Interest expense	(1,035,478)	(1,113)	(1,039,843)	(4,123)
Other income	14,476	3,307	27,566	3,400
Other expenses	(190,016)	-	(190,016)	-

Total other income (expenses)	(9,519,798)	6,048,945	(9,216,487)	8,024,306

(Loss) Income From continuing operations, Before Income Tax	(10,931,454)	5,535,103	(11,507,924)	6,615,665

Income Tax	2,238	181,885	384,835	187,993

(Loss) Income From continuing operations, net of Income Tax	(10,933,692)	5,353,218	(11,892,759)	6,427,672
Discontinued Operations:
(Loss) Income from discontinued operations, net of income tax	(231)	809,506	(85,877)	1,894,543

(Loss) Income from discontinued operations, net of Income Tax	(231)	809,506	(85,877)	1,894,543

Net (Loss) Income	(10,933,923)	6,162,724	(11,978,636)	8,322,215

Net Loss (Income) attributable to Non-controlling Interest	4,597	(25,104)	1,876	(18,200)

Net (Loss) Income attributable to China New Energy Group	(10,929,326)	6,137,620	(11,976,760)	8,304,015

Dividend and Deemed Dividend on Preferred Stock	(6,378,098)	(226,946)	(6,851,248)	550,946

Net (Loss) Income attributable to China New Energy Group Common Stockholders	(17,307,424)	5,910,674	(18,829,008)	8,854,961

Other Comprehensive Income:
Net (Loss) Income	(10,933,923)	6,162,724	(11,978,636)	8,322,215
Foreign currency translation loss	(557,564)	(13,763)	(710,103)	(24,442)
Comprehensive Income attributable to Non-controlling interest	-	(17,052)	-	(12,026)
Comprehensive (loss) income	$(11,491,487)	$6,131,909	$(12,688,739)	$8,285,747

(Loss) Income per share – Basic
(Loss) Income from continuing operations	$(0.16)	$0.06	$(0.18)	$0.05
(Loss) Income from discontinued operations	$(0.00)	$0.01	$(0.00)	$0.02
Total (loss) income per share	$(0.16)	$0.07	$(0.18)	$0.07

(Loss) Income per share – Diluted
(Loss) Income from continuing operations	$(0.16)	0.03	(0.18)	0.04
(Loss) Income from discontinued operations	$(0.00)	$0.00	$(0.00)	$0.01
Total (loss) income per share	$(0.16)	$0.03	$(0.18)	$0.05

Weighted average common shares outstanding
Basic	106,687,887	100,000,041	102,488,123	100,000,041
Diluted	252,046,676	217,949,744	234,554,522	199,844,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

	For The Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(11,978,636)	$8,322,215
Net loss (income) from discontinued operations	85,877	(1,894,543)
Net (loss) income from continuing operations	$(11,892,759)	$6,427,672

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative financial instruments – warrants	(1,946,842)	(8,017,275)
Change in fair value of derivative financial instruments – put options of backstop agreements and obligation to issuance of common stock relating to Series D preferred stock	9,975,502	-
Registration rights penalties	-	828,000
Depreciation and amortization	269,782	140,275
Non cash interest	1,034,314

Changes in operating assets and liabilities:
Accounts receivable	1,383,826	(3,063,448)
Other receivables	578,176	183,628
Inventories	(60,210)	(37,228)
Prepayment	(14,544)	18,010
Other current assets	-	(87,610)
Accounts payable	(200,914)	(461,528)
Accruals and other payables	1,370,634	(541,671)
Tax payable	(1,156,523)	(765,519)
Cash used in operating activities – continuing operations	(659,558)	(5,376,694)
Cash provided by (used in) operating activities – discontinued operations	172,504	4,461,586

Net cash used in operating activities	(487,054)	(915,108)

Cash flows from investing activities
Deposit paid for property, plant and equipment	(2,749,365)	(1,108,880)
Deposits paid for acquisitions of subsidiaries	(18,625,250)	-
Payment made to acquire subsidiary – Chensheng	-	(1,838,946)
Proceeds from sale of subsidiary	1,825,010	-
Acquisition consideration payable	(313,949)	-
Cash provided by (used in) investing activities-continuing operations	(19,863,554)	(2,947,826)
Cash used in investing activities-discontinued operations	(179,733)	(2,083,662)

Net cash provided by (used in) investing activities	(20,043,287)	(5,031,488)

Cash flows from financing activities
Proceeds from convertible loan	3,000,000	-
Proceeds from short term bank loan	220,058	-
Change from restricted cash	140,661	24,279
Proceeds from issuance of preferred stock	15,000,000	4,752,140
Cash provided by financing activities-continuing operations	18,360,719	4,776,419
Cash provided by financing activities-discontinued operations	-	439,060

Net cash flows provided by financing activities	18,360,719	5,215,479

Effect of exchange rate changes in cash and cash equivalents	77,469	(2,488)

Net increase (decrease) in cash and cash equivalents	(2,092,153)	(733,605)

Cash and cash equivalents - beginning of period	2,672,884	5,612,356

Cash and cash equivalents - end of period	$580,731	$4,878,751

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$1,420,494	$448,252

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends payable	$260,872	$135,000
Preferred stock dividends paid in common stock	$948,884	$-
Registration rights payable	$2,160,000	$900,000
Acquisition consideration payable related to the acquisition of Wuyuan	$636,850	$-
Acquisition consideration payable related to the acquisition of Zhanhua Jiutai	$716,624	$-
Receivable for disposal of discontinued operations	$3,368,119	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Group ( The Company’s operating subsidiaries which together with the company are collectively referred to as the “Group”)., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Group believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Group for the year ended December 31, 2009 and notes thereto included in the Form 10K of China New Energy Group Company filed on April 15, 2010. The Group follows the same accounting policies in the preparation of interim reports.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.    Organization and description of business-continued

Principal activity

The principal activity of the Company is the operation of a natural gas distribution network through its Chinese subsidiary companies and the following is the organization structure of the Group:

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

China New Energy Investment Company Ltd. (“Nixi”)

On August 25, 2010, Nixi was established in the PRC and is engaged in the business of investment holding and enterprise management service and CNER owns 100% of Nixi.

Operational Rights and Right to Supply and Operate Gas Pipeline

The Group, through SingOcean, has signed an “Investment Agreement of Piped Gas Project Construction in Dashiqiao City” which states that the Group is in charge of operations and management of the piped gas project in Dashiqiao. On June 16, 2005, the Dashiqiao City Construction Bureau gave the Group a certificate which confirmed that the Group has exclusive operational rights for thirty years in Dashiqiao City. The Group receives a connection fee of $380 (RMB2,600) per user. On March 17, 2010, SingOcean entered into an agreement to sell our interest in Yingkou Zhongneng at approximately $3,200,000 (RMB21,900,000).

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

2010 Acquisitions

In 2010, we have entered into various agreements to acquire additional subsidiaries, as described in Notes 16 and 17.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

During the nine months ended September 30, 2010 and 2009, all the contracts for connection services were started and completed in the same period.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

For a description of further accounting policies, please see the December 31, 2009 10K.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

4. Discontinued Operations

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd in 2010 – completed in 2010

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the“Purchaser"). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Changsha Yuedu Steel Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB21,900,000). As of September 30, 2010, the Group received part of the downpayment of $l,045,072 (RMB7,000,000) and recorded under Deposits receipt for disposal of current liabilities.

As of September 30, 2010, the legal procedures for the transfer of the ownership of Yingkou have not been completed and the control of Yingkou still remains in the Group; therefore, the Group recorded all the assets and liabilities of Yingkou under the caption of “Current Assets Held for Sale”, “Non-current Assets Held for Sale” and “Liabilities Held for Sale”. The operating activity of Yingkou was recorded under the discontinued operations for the nine months ended September 30, 2010 and 2009.

The following table displays summarized operating activity for the discontinued operations of Yingkou for the three and nine months ended September 30, 2010 and Yingkou and Acheng for the three and nine months ended September 30, 2009.

	For the three months ended		For the nine months ended
	September 30,		September, 30
	2010	2009	2010	2009

Revenue	$-	$1,679,391	$201,739	$4,120,898
Operating (loss) profit	$(231)	$1,273,455	$(85,877)	$2,712,980
(Loss) Profit before income taxes	$(231)	$1,088,634	$(85,877)	$2,535,350
Income tax expense	$-	$279,128	$-	$640,807
(Loss) Profit from discontinued operations, net of tax	$(231)	$809,506	$(85,877)	$1,894,543

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

5. Restricted cash

At September 30, 2010 and December 31, 2009, restricted cash of $39,691 and $180,352 represented the cash held by an escrow agent for expenses relating to investor and public relations.

6. Other Receivables

Other receivables consist of the following:

	September 30, 2010	December 31, 2009

Due from Tianjin East Ocean Gas Company Limited	$869,832	$1,454,721
Other receivables	676,298	636,371
Total	$1,546,130	$2,091,092

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

7. Inventories

Inventories at September 30, 2010 and December 31, 2009 of $338,008 and $271,104, respectively, consist of raw materials and do not include any work in progress or finished goods.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

8. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
Cost:
Leasehold improvements	$168,576	$75,673
Building	81,255	79,603
Office Equipment	139,672	112,987
Motor Vehicles	329,608	304,359
Gas Transportation Vehicles	194,135	190,099
Gas Station	185,405	181,511
Machinery	181,631	134,484
Underground Gas Pipelines	3,930,690	2,388,733
	$5,210,972	$3,467,449

Less: Accumulated depreciation	(513,457)	(324,706)
	$4,697,515	$3,142,743

Construction-in-progress	5,775,119	4,857,326
	$10,472,634	$8,000,069

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

During the three months ended September 30, 2010, depreciation expense amounted to $95,155, of which $52,156 and $42,999 was recorded as cost of sales and as general and administrative expenses, respectively.

During the nine months ended September 30, 2010, depreciation expense amounted to $254,752, of which $144,497 and $110,255 was recorded as cost of sales and as general and administrative expenses, respectively.

During the three months ended September 30, 2009, depreciation expense amounted to $46,596, of which $33,569 and $13,027 was recorded as cost of sales and as general and administrative expenses, respectively.

During the nine months ended September 30, 2009, depreciation expense amounted to $125,301, of which $96,649 and $28,652 was recorded as cost of sales and as general and administrative expenses, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

9. Intangible Assets, net

Intangible assets consist of the following:

	September 30, 2010	December 31, 2009

Land use rights	$1,236,404	$1,211,250
Less: accumulated amortization	(40,792)	(24,978)

	$1,195,612	$1,186,272

Amortization expense for the three months ended September 30, 2010 and 2009 was $5,037 and $4,977, respectively.

Amortization expense for the nine months ended September 30, 2010 and 2009 was $15,030 and $14,974, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$5,010
2011	20,040
2012	20,040
2013	20,040
2014	20,040
Thereafter	1,110,442

Total	$1,195,612

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

10. Acquisition Consideration Payable

	September 30, 2010	December 31, 2009

Acquisition consideration payable relating to the purchase of Zhanhua Jiutai	$716,624	$1,015,038

Acquisition consideration payable relating to the purchase of Wuyuan	636,850	636,850

Total	$1,353,474	$1,651,888

The acquisition consideration payable as of September 30, 2010 represents the remaining amounts due as of that date in connection with the December 2009 acquisitions of Zhanhua Jiutai and Wuyuan (see Notes 2 & 16). This amount will be due according to the payment terms under the Equity Interest Purchase Agreement.

11. Related Party Payables

Related party payables consist of the following:

	September 30, 2010	December 31, 2009

Tianjin Huan Long Trading Ltd. (non-controlling shareholder of a subsidiary)	$99,926	$97,893

The balances have no stated terms for repayment and are not interest bearing.

12. Short Term Loan

Short term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

	September 30, 2010	December 31, 2009

Loan from Bank of Communications, interest rate at 6.906% per annum, due June 10, 2011, guaranteed by land use right of Chensheng.	$223,944	$-

The interest expenses for the above loans for the three months ended September 30, 2010 and 2009 amounted to $3,126 and $-, respectively.

The interest expenses for the above loans for the nine months ended September 30, 2010 and 2009 amounted to $3,126 and $-, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

At September 30, 2010 and December 31, 2009, 107,070,281 and 101,788,199 shares of Common Stock were issued and outstanding, respectively.

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

On May 1, 2009, the Company issued an additional 241,545 shares of Series A Preferred Stock to China Hand in connection with a make-good provision. At September 30, 2010 and December 31, 2009, 2,098,918 shares of Series A Preferred Stock were issued and outstanding.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

13. Capital Stock-continued

Series B Convertible Preferred Stock

On April 30, 2009, the Company entered into a Series B Convertible Preferred Stock Securities Purchase Agreement with China Hand, as described in Note 14. In connection with this private placement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 2,000,000 shares as Series B Preferred Stock. At September 30, 2010 and December 31, 2009, there were 1,116,388 shares of Series B Preferred Stock issued and outstanding.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

13. Capital Stock-continued

Series C Convertible Preferred Stock

On September 14, 2010, the Company entered into and consummated the sale of securities pursuant to a Series C and Series D Convertible Preferred Stock Securities Purchase Agreement (the “Securities Purchase Agreement”) with China Hand Fund I, LLC (“China Hand”), providing for the sale to China Hand of (i) 18.73 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) for an aggregate purchase price of $15,000,000, and (ii) 4 shares of the Company’s Series D Convertible Preferred Stock (“Series D Preferred Stock”) in consideration for entering into the Backstop Agreement described below in Note 14. (the “Private Placement”). The proceeds of the Private Placement will be used to finance the first installment of the purchase price due for the acquisition by a wholly-owned subsidiary of the Company of (i) a 70% equity interest in each of Beijing Century Dadi Gas Engineering Co., Ltd., a PRC limited liability company (“Century Dadi”) and (ii) Zhoulu Dadi Gas Co. Ltd., a PRC limited liability company (“Zhoulu Dadi”) (see note 16).

Immediately following the closing of the Private Placement, China Hand transferred its rights to the Series C Preferred Stock and to 2 of the shares of Series D Preferred Stock to Vicis Capital Master Fund (“Vicis”).

At September 30, 2010 and December 31, 2009, there were 18.73 shares and 0 shares respectively of Series C Preferred Stock issued and outstanding.

Dividends

The holders of the Series C Preferred Stock are entitled to receive dividends on an as converted basis with the holders of the Company’s Common Stock.

Voting Rights

In addition to the right to vote as a separate class of securities, the holders of the Series C Preferred Stock have full voting rights and powers equal to the voting rights such holders would have if the Series C Preferred Stock were converted at the date that a vote is taken. The Series C Preferred Stock holders are entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company, and are entitled to vote, with respect to any question upon which holders of Common Stock have the right to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of Common Stock as one class.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

13. Capital Stock-continued

Series C Convertible Preferred Stock

For so long as any shares of Series C Preferred Stock remain outstanding, without the affirmative approval of the Holders of 75% of the shares of the Series C Preferred Stock then outstanding (by vote or written consent, as provided by law), the Company shall not:

i. in any manner authorize, issue or create (by reclassification or otherwise) any new class or series of shares having rights, preferences or privileges equal or senior to the Series C Preferred Stock;

ii. adversely alter or change the rights, preferences, designations or privileges of the Series C Preferred Stock;

iii. amend the Company’s Articles of Incorporation or By-laws in a manner that adversely affects the rights, preferences, designations or privileges of the Holders;

iv. increase or decrease the authorized number of shares of preferred stock of the Company or otherwise reclassify the Company's outstanding securities;

v. redeem, purchase or otherwise acquire (or pay into or set funds aside for a sinking fund for such purpose) any share or shares of Preferred Stock or Common Stock; provided, however, that this restriction shall not apply to repurchases of shares of Common Stock from employees, officers, directors, consultants or other persons performing services for the Company or any subsidiary pursuant to agreements that are approved by the Board under which the Company has the option to repurchase such shares at cost upon the occurrence of certain events, such as the termination of employment, or through the exercise of any right of first refusal; and provided further, that this restriction shall not apply to any conversion, redemption or other acquisition of shares of Series C Convertible Stock pursuant to the Series C Certificate of Designation, any Transaction Documents, Series A Financing Transaction Documents or Series B Financing Transaction Documents (as defined in the Securities Purchase Agreement); or

vi. voluntarily file for bankruptcy, liquidate the Company’s assets or make an assignment for the benefit of the Company’s creditors.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

13. Capital Stock-continued

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary
(each, a “Liquidation Event”), the Series C Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series C Preferred Stock an amount equal to the Original Purchase Price of $800,854.24, plus any accumulated but unpaid dividends thereon (the “Liquidation Value”), before any distribution or payment shall be made to the holders of any securities which are junior to the Series C Preferred Stock upon the occurrence of a Liquidation Event and after any distributions or payments made to holders of any class or series of securities which are senior to the Series C Preferred Stock upon the occurrence of a Liquidation Event. Upon the occurrence of a Liquidation Event, the right of the Holders to receive Liquidation Value hereunder shall rank pari passu with that of the holders of Series A Preferred Stock (the “A Holders”) and Series B Preferred Stock (the “B Holders”). If the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders, the A Holders and the B Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. In the event the assets of the Company available for distribution to the holders of shares of Series C Preferred Stock upon the occurrence of a Liquidation Event shall be insufficient to pay in full all amounts to which such holders are entitled, no distribution shall be made on account of any shares of any other class or series of capital stock of the Company ranking on a parity with the shares of Series C Preferred Stock upon the occurrence of such Liquidation Event unless proportionate distributive amounts shall be paid on account of the shares of Series C Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon the occurrence of such Liquidation Event. At the election of a Holder made by written notice delivered to the Company at least two business days prior to the effective date of the subject transaction, as to the shares of Series C Preferred Stock held by such Holder, a Fundamental Transaction or Change in Control shall be treated as a Liquidation Event as to such Holder.

Conversion

(a) Conversion at Option of Holder. Each share of Series C Preferred Stock is convertible, at any time and from time to time, at the option of the Holder, into 5,647,011 shares of Common Stock.

(b) Automatic Conversion. All of the 18.73 outstanding shares of Series C Preferred Stock shall be automatically converted into 105,768,516 shares of Common Stock upon the later to occur of: (i) May 31, 2011 or (ii) the date upon which the Company completes the acquisition of at least 70% of the equity interests in Century Dadi (the “Acquisition End Date”).

In the event the Company, prior to the Acquisition End Date, closes on the sale or issuance of Common Stock, or any securities convertible into or exchangeable for, directly or indirectly, Common Stock ("Convertible Securities”), or any rights or warrants or options to purchase any such Common Stock or Convertible Securities, with a price, conversion price, or exercise price which is less than the Conversion Price, then the Conversion Price will be reduced to that lower price.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

13. Capital Stock-continued

Accounting
In accordance with the guidance in ASC 815-15-25 Derivatives and Hedging – Recognition, the Series C Preferred Stock is considered to be an equity instrument and, accordingly, the embedded conversion option has not been separated and accounted for as a derivative financial instrument. The carrying value of the Series C Preferred Stock was $15,000,000. As required by ASC 470-20-30 Beneficial Conversion Features, the Company recognized a beneficial conversion feature as of the date of issuance of the Series C Preferred Stock, based on the proceeds received of $15,000,000. The amount of the beneficial conversion feature was $6,158,051. Because the holders of the Series C Preferred Stock may convert their shares at any time, the beneficial conversion feature recorded of $6,158,051 was immediately recognized as a deemed dividend to those holders. The carrying value of the Series C Preferred Stock is its liquidation value of $15,000,000.

Because the Series C Preferred Stock has conditions for its redemption that may be outside our control, including the right of the holders to request redemption at the liquidation value in the event of a Fundamental Transaction or a Change in Control, in accordance with FASB ASC 480-10-S99 Distinguishing Liabilities from Equity, the Series C Preferred Stock has been classified outside of Stockholders’ Equity in our consolidated balance sheet.

Series D Convertible Preferred Stock

On September 14, 2010, the Company entered into and consummated the sale of securities pursuant to a Series C and Series D Convertible Preferred Stock Securities Purchase Agreement (the “Securities Purchase Agreement”) with China Hand Fund I, LLC (“China Hand”), providing for the sale to China Hand of 18.73 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) in consideration for an aggregate purchase price of $15,000,000, and 4 shares of the Company’s Series D Convertible Preferred Stock (“Series D Preferred Stock”) in consideration for entering into the Backstop Agreement described below in Note 14.

Dividends

The Series D Preferred Stock is not entitled to receive dividends.

Voting Rights

Except as otherwise provided by law, the holders of the Series D Preferred Stock have no voting rights and powers.

Liquidation

The shares of Series D Preferred Stock have no liquidation preference. No holder of shares of the Series D Preferred Stock is entitled to receive any distributions upon liquidation, dissolution or winding-up of the Company.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

13. Capital Stock-continued

Series D Convertible Preferred Stock

Conversion

Automatic Conversion Upon Qualifying Financing. All of the outstanding shares of Series D Preferred Stock will be automatically converted into shares of Common Stock upon the later to occur of: (i) May 31, 2011 or (ii) the date upon which the Company completes the acquisition of at least 70% of the equity interests in Century Dadi (the “Acquisition End Date”.

The number of shares of Common Stock into which each share of Series D Preferred Stock will be converted is as follows:

A = (B * (.72/.28) - C–D)/4

Where:
A = number of common shares into which each share of Series D will be convertible on and after the Acquisition End Date.

B= 219,605,986, the aggregate of the number of common shares outstanding and the number of common shares into which outstanding shares of Series A and Series B Preferred Stock may be converted as of the date of issuance of the Series D Preferred Stock.

C = The number of shares of Common Stock into which the 18.73 shares of Series C Convertible Preferred Stock may be converted on the Issuance Date plus any shares of Common Stock into which shares of Series C Convertible Preferred Stock which may be converted upon conversion of any convertible promissory notes convertible into such stock outstanding on the Issuance Date.

D = number of shares of outstanding Common stock, plus the number of shares of Common stock into which any convertible preferred stock, debt or other convertible securities are convertible, issued to new investors between October 1, 2010 and April 30, 2011, which result in gross proceeds to the Company which do not exceed $54,500,000.

As of the date of issuance, based on the Company’s plans and expectations as to the number of shares to be issued in additional financings with new investors between October 1, 2010 and April 30, 2011 (none of which financings are yet subject to written agreements), the Company expects the Series D Preferred Stock to convert into 174,661,380 shares of Common Stock. Such number of shares of Common Stock is subject to adjustment based on the actual additional financings entered into by the Company between October 1, 2010 and April 30, 2011 and the per share price at which such additional financings are consummated.

Accounting

The Series D Preferred Stock has no stated value, is not redeemable, does not vote, is not entitled to dividends and has no liquidation value. As such, it has no substantive characteristics other than the conversion rights. The Series D Preferred Stock was issued in consideration of the Backstop Agreement (described below in Note 14) and in consideration of the efforts of China Hand in promoting the financial development efforts of the Company. Because the number of shares to be issued on conversion of the Series D Preferred Stock is variable, based on the amount and terms of future financings and the extent to which China Hand is required to fulfill its commitment under the Backstop Agreement, the Company’s obligation to issue shares on conversion of the Series D Preferred Stock has been recorded as a liability, initially at the $34,932,276 value of the shares expected to be issued.  At each reporting period, the value of this obligation is marked-to-market, based on any changes in the number of shares expected to be issued on conversion and based on the market price of the Company’s Common Stock. At September 30, 2010, based solely on changes in the market price of the Company’s Common Stock, this obligation had increased to $43,665,345. Because China Hand and its affiliates control more than 50% of the Company’s Common Stock (including assumed conversion of outstanding shares of Series A and Series B Preferred Stock) the initial value of the Series D Preferred Stock obligation was recognized as a dividend.  Subsequent changes in the obligation after its initial recognition are charged to income as they occur, until such time as the obligation under the Series D Preferred Stock is settled by conversion.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

14. Private Placement of Series A, B, C and D Convertible Preferred Stock and Warrants

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

Amendment and Restatement of Certain Registration Rights

In connection with the second private placement, the Company and China Hand amended and restated the Registration Rights Agreement dated August 20, 2008 and China Hand waived any registration delay payments that may have accrued under that Registration Rights Agreement up to the date of the Amended Agreement.  Pursuant to the Amended and Restated Registration Rights Agreement, the Company agreed to register all of the shares of Common Stock underlying the securities issued to China Hand in the August 20, 2008 and May 1, 2009 private placements and to file a Registration Statement covering the resale of the shares by May 31, 2009. The Company is subject to registration delay payments if it is unable to file the Registration Statement, cause it to become effective or maintain its effectiveness as required by the Amended and Restated Registration Rights Agreement.  Registration delay payments accrue at a rate of 1% per month of the aggregate investment amount paid by the holder applicable to each securities purchase agreement or $144,000 per month, provided that the maximum aggregate amount of the registration delay payments will be $2,160,000, or 15% of the gross proceeds of the private placements. As of September 30, 2010, the Company has not filed the required Registration Statement.

Management expects to file the required Registration Statement and use its best efforts to have it effective by the second quarter of 2011. In accordance with the guidance in FASB ASC 815-40-05 Accounting for Registration Payment Arrangements (formerly FSP EITF 00-19-2), the Company has accrued the $144,000 per month registration delay payments for the period from June 1, 2009 to August 31, 2010. As of September 30, 2010 and December 31, 2009, the Company has accrued $2,160,000 (which is the maximum amount of the registration delay payments) for these registration delay payments.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

14. Private Placement of Series A, B, C and D Convertible Preferred Stock and Warrants-continued

September 14, 2010 Private Placement

Securities Purchase Agreement
On September 14, 2010, the Company entered into and consummated the sale of securities pursuant to a Series C and Series D Convertible Preferred Stock Securities Purchase Agreement (the “Securities Purchase Agreement”) with China Hand Fund I, LLC (“China Hand”), providing for the sale to China Hand of 18.73 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) in consideration for an aggregate purchase price of $15,000,000 and 4 shares of the Company’s Series D Convertible Preferred Stock (“Series D Preferred Stock”) in consideration for entering into the Backstop Agreement described below. The proceeds of the Private Placement will be used to finance the first installment of the purchase price due for the acquisition by a wholly-owned subsidiary of the Company of (i) a 70% equity interest in each of Beijing Century Dadi Gas Engineering Co., Ltd., a PRC limited liability company (“Century Dadi”) and (ii) Zhoulu Dadi Gas Co. Ltd., a PRC limited liability company (“Zhoulu Dadi”).

Immediately following the closing of the Private Placement, China Hand transferred its rights to the Series C Preferred Stock and to 2 of the shares of Series D Preferred Stock to Vicis Capital Master Fund (“Vicis”).

Backstop Agreement
In connection with the closing of the Private Placement, the Company and China Hand entered into a Backstop Agreement dated as of September 14, 2010 (the “Backstop Agreement”). The Backstop Agreement provides that China Hand has committed to provide additional financing of up to $20,100,000 to the extent that the Company is unable to raise capital from third party investors. The proceeds of the additional financing will be used to fund in part the payment of the second and third installments of the purchase price due in connection with the acquisition of Century Dadi and Zhoulu Dadi.

On or before April 15, 2011, China Hand will purchase from the Company a number of shares of Common Stock determined by dividing (x) $20,100,000 minus all amounts raised by the sale of securities to third party investors by (y) $0.14179.  The value to the Company of its put right to sell shares to China Hand under this agreement was initially valued at $2,840,527 using a binomial valuation model.  The value of this right will be marked-to-market each period until the commitment under the Backstop Agreement is fulfilled or expires.  At September 30, 2010, the value of the put under the Backstop Agreement had declined to $1,598,093.  The initial value of the put was recorded as part of the dividend recognized in connection with the issuance of the Series D Preferred Stock to China Hand, described above in Note 13. Subsequent changes in the value of the put are charged to income.

Registration Rights Agreement
Also in connection with the closing of the Private Placement, the Company and China Hand entered into a Registration Rights Agreement dated as of September 14, 2010 (the “Registration Rights Agreement”) under which the Company granted China Hand piggy-back registration rights exercisable after December 31, 2010 with respect to the shares of common stock issuable upon conversion of Series C Preferred Stock and Series D Preferred Stock that may not be sold without registration in accordance with Rule 144.  The Registration Rights Agreement does not provide for any specific penalties in the event of non-performance by the Company and no such penalties have been recognized at September 30, 2010.

Convertible Notes Offering
On September 14, 2010, the Company entered into and consummated the sale to certain accredited investors pursuant to Note Purchase Agreements (the “Note Purchase Agreements”) of Convertible Notes due October 15, 2010 (the “Notes”) in the aggregate principal amount of $3,000,000. The Notes pay no interest and in lieu thereof, the Company will issue a total of 1.67 shares of Series C Preferred Stock if the Notes are repaid before the maturity date of October 15, 2010. The value of the Series C Preferred Stock to be issued will be recorded as interest expense.  As of September 30, 2010, the Company recognized $1,034,314 as accrued interest.  On October 15, 2010, the Company agreed with the investors to extend the maturity date to December 31, 2010. The holder of the Notes has no right to convert the Notes. However, if the Notes are not paid at maturity, they will convert automatically into a total of 3.75 shares of Series C Preferred Stock.

At September 30, 2010 and December 31, 2009, the carrying value of the Notes was $4,034,314 and $0, respectively.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

At September 30, 2010 and December 31, 2009, the fair value of the warrants was $4,821,264 and $6,768,106, respectively, based on the following assumptions:
	September 30, 2010	December 31, 2009

Warrants outstanding	31,224,489	31,224,489
Exercise price	$0.187	$0.187
Annual dividend yield	0%	0%
Expected life (years)	2.89–3.59	3.64-4.33
Risk-free interest rate	0.62%-0.82%	2.02% - 2.36%
Expected volatility	85%	90%

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

The Company recognized a gain of $1,654,806 and $ 6,041,231 from the change in fair value of these warrants for the three months ended September, 2010 and 2009. The Company recognized a gain of $1,946,842 and $8,017,275 from the change in fair value of these warrants for the nine months ended September 30, 2010 and 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

16. Acquisitions of Subsidiaries

Zhanhua Jiutai Gas Co.Ltd. (“Zhanhua Jiutai”)

On December 12, 2009, Chensheng, our indirect wholly-owned subsidiary, entered into an Equity Interest Purchase Agreement to acquire 100% of the outstanding equity interests of Zhanhua Jiutai, a PRC company, from the five shareholders of Zhanhua Jiutai, for a total purchase price of $2,413,269 (RMB16,500,000).

Below sets forth the payment terms of the acquisition consideration payable under the Equity Interest Purchase Agreement.

1) The amount of the first installment is 58% of the total transfer price, Renminbi 9,500,000 Yuan (approximately $1.40 million). The Transferee (CNER) shall make the first installment payment to the Transferors (former shareholders) within 13 working days as of the effective day of the Equity Transfer Agreement.

2) The amount of the second installment payment is 36% of the total transfer price, that is, Renminbi 6,000,000 Yuan (approximately $0.87 million). And the second installment payment is completed within the sixth month as of the date of the first installment payment. The Parties agree that all the debts owed by Zhanhua Jiutai, including but not limited to the amount owed to the original shareholders, the amount payable to suppliers and construction teams, salaries and benefits payable to employees, taxes payable to tax bureau and so on should have been paid up by the Transferors at its own cost. Otherwise, the Transferee shall have the right to refuse to make the second installment payment.

3) The amount of the third installment payment is 6% of the total transfer price, that is, Renminbi 1,000,000 Yuan (approximately $0.14 million) will be paid to the Transferors on December 31, 2010 on the condition that the Transferors are free of any liabilities.

As of September 30, 2010, the total outstanding on the acquisition of Zhanhua Jiutai is $716,624 which is recorded under the Acquisition consideration payable (see Note 10).

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

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

16. Acquisitions of Subsidiaries - continued

Zhanhua Jiutai Gas Co.Ltd. (“Zhanhua Jiutai”)

Zhanhua Jiutai did not commence business up to the acquisition date, and therefore, the pro forma financial information for the nine months ended September 30, 2009 is the same as the actual figure shown in the statement of Condensed Consolidated Statements of Operations and Comprehensive Income.

In accordance with FASB 810-10-5, the condensed consolidated balance sheet at September 30, 2010 includes certain liabilities of Zhanhua Jiutai assumed by the five former shareholders of Zhanhua Jiutai in 2009, as the Group consolidates Zhanhua Jiutai.

The following table summarizes the liabilities to be settled by the former shareholders, but which are included in our balance sheet as of September 30, 2010. In accordance with the Agreement, these liabilities were not assumed by Chensheng and will be settled by the five former shareholders of Zhanhua Jiutai in 2010.

Accounts payable	$562,775
Other payables	370,404
Salary payables	4,378
Liabilities to be settled by former shareholders	$937,557

Deemed receivable from former shareholders for settlement of certain liabilities	$937,557

Wuyuan County Zhongran Gas Ltd. (“Wuyuan”)

On December 16, 2009, Willsky entered into an Equity Interest Purchase Agreement to acquire 100% of the outstanding equity interests in Wuyuan, a PRC company, from Flying Dragon Investment Management Limited, for a total purchase price of $877,552 (RMB6,000,000), which purchase price was based on an appraised value of Wuyaun as of September 30, 2009.

Below sets forth the payment terms of the acquisition consideration payable under the Equity Interest Purchase Agreement.

1) The amount of the first installment is 27.5% of the Consideration, namely Renminbi 1,650,000 Yuan (approximately $0.24 million). The Transferee shall make the first installment payment to the Transferor before December 20, 2009.

2) The amount of the second installment is 52.5% of the Consideration, namely Renminbi 3,150,000 Yuan (approximately $0.46 million) shall be paid on April 30, 2010. The Parties agree that all the debts owed by Wuyuan, including but not limited to the amount owed to the original shareholders, the amount payable to suppliers and construction teams, salaries and benefits payable to employees, taxes payable to tax bureau and so on should have been paid up by the Transferor at its own cost. Otherwise, the Transferee shall have the right to refuse to make the second installment payment.

3) The amount of the third installment is 20% of the Consideration, namely Renminbi 1,200,000 Yuan (approximately $0.18 million) shall be considered as deposit of this transaction and will be paid to the Transferor on August 31, 2010 on the condition that the Transferor is free of any liabilities.

As of September 30, 2010, the total outstanding on the acquisition of Wuyuan is $636,850 which is recorded under the Acquisition consideration payable (see Note 10).  Per the Equity Interest Purchase Agreement, pre-conditions of the second payment were not satisfied and CNER decided to delay the acquisition payment until the transferor fulfilled all conditions of the agreement.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

16. Acquisitions of Subsidiaries - continued

Wuyuan County Zhongran Gas Ltd. (“Wuyuan”)

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

Wuyuan did not commence business up to the acquisition date, and therefore, the pro forma financial information for the nine months ended September 30, 2009 is the same as the actual figure shown in the statement of Condensed Consolidated Statements of Operations and Comprehensive Income.

In accordance with FASB 810-10-5, the condensed consolidated balance sheet at September 30, 2010 includes certain liabilities of Wuyuan assumed by the former shareholder of Wuyuan in 2009, as the Group consolidates Wuyuan.

The following table summarizes the liabilities to be settled by the former shareholder but which are included in our balance sheet as of September 30, 2010. In accordance with the Agreement, these liabilities were not assumed by the Company and will be settled by the former shareholder of Wuyuan in 2010.

Accounts payable	$107,514
Other current liabilities	205,905
Liabilities to be settled by former shareholder	$313,419

Deemed receivable from former shareholder for settlement of certain liabilities	$313,419

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

16. Acquisitions of Subsidiaries – continued

Beijing Century Dadi Gas Engineering Co., Ltd. (“Century Dadi”) and
Zhoulu Dadi Gas Co. Ltd (“Zhoulu Dadi”)

On September 14, 2010, the Company’s wholly-owned PRC subsidiary, China New Energy Investment Co., Ltd (“ Nixi ”), entered into Century Dadi Acquisition Agreement and Zhoulu Dadi Agreement with Beijing Fengyin Xianghe Scientific Technology Co., Ltd. (“ Seller ”), a PRC company controlled by Mr. Tang Zhixiang (“ Mr. Tang ”), to acquire a 70% equity interest in Beijing Century Dadi Gas Engineering Co., Ltd., a PRC company (“ Century Dadi ”) and 70% equity interest in Zhoulu Dadi Gas Co. Ltd., a PRC company (“Zhoulu Dadi”) from the Seller.

The Century Dadi Acquisition Agreement replaces the agreement originally executed on March 8, 2010 between China New Energy Group Company and Mr. Tang (which agreement was terminated pursuant to a Supplementary Agreement of Equity Transfer Agreement dated September 14, 2010).

Century Dadi and its affiliated companies are primarily engaged in the business of the supply of natural gas and construction and development of a gas pipeline network in urban areas.

The total purchase price for the 70% equity interest in Century Dadi and Zhoulu Dadi is $39.71 million (RMB 270,000,000) which is $20 million for each acquisition. The purchase price is payable in three installments which are $17.6 million, $19.12 million and $2.99 million.  Each payment is subject to satisfaction of certain preconditions.

Seller and Mr. Tang currently collectively own approximately 48% of the equity of Century Dadi. Within 45 days following the payment of the first installment into the mutually managed account of $17,600,000, Seller is required to have acquired 100% of the equity of Century Dadi.

The Company has an optional right to acquire the other 30% equity interest in Century Dadi and Zhoulu Dadi at $10 million (RMB 130,000,000) after the completion of the acquisition of the 70% equity interest in century Dadi and Zhoulu Dadi.

As of September 30, 2010, the Company deposited $17,600,000 of first installment of the purchase consideration into a mutually managed account for the acquisition of Century Dadi and Zhoulu Dadi and the Company recorded under Deposits for acquisitions of subsidiaries of non-current assets.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

As of September 30, 2010, the transfers of the ownership of Lean Zhonran and Fuzhou Zhongran were not completed and the Group paid $1,222,946 as deposits and recorded it under the caption of Deposits for acquisition.

The stockholder of Lean Zhongran, Flying Dragon Resources Investment Management Limited and Flying Dragon Resource Development Limited are two different companies but controlled by same person.

Beijing Century Dadi Gas Engineering Co., Ltd. (“Century Dadi”) and
Zhoulu Dadi Gas Co. Ltd (“Zhoulu Dadi”)

During September 30, 2010, the Company deposited $17,600,000 of first installment of the purchase consideration into a mutually managed account for the acquisition of Century Dadi and Zhoulu Dadi and the Company recorded under Deposits for acquisitions of subsidiaries of non-current assets. (See Note 16)

Deposits for acquisitions of subsidiaries

	September 30, 2010	December 31, 2009

Deposit relating to the purchase of Lean Zhongran	$197,696	197,696

Deposit relating to the purchase of Fuzhou Zhongran	1,025,250	-

Deposits put into a mutually managed account relating to the purchases of Century Dadi and Zhoulu Dadi	17,600,000	-
Total	$18,822,946	197,696

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

18.  Deemed Receivable From Former Shareholders Of Subsidiaries Acquired For Settlement Of Certain Liabilities

Deemed receivable from former shareholders of subsidiaries acquired for settlement of certain liabilities of $1,250,976 as of September 30, 2010, represents the liabilities of Zhanhua Jiutai and Wuyuan which are to be settled by the former shareholders of Zhanhua Jiutai and Wuyuan, as disclosed in Note 16. These amounts will be due in future financial reporting periods.

19. Non-controlling Interests in Subsidiaries

As of September 30, 2010, Tianjin Huan Long Trading directly held a 1% non-controlling interest in our subsidiary SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng and Zhanhua Jiutai and a 0.3% non-controlling interest in Binhai Zhongneng. The total of these non-controlling interests at September 30, 2010 was $166,465 and their share of net income for the nine months ended September 30, 2010 was $1,876.

As of December 31, 2009, Tianjin Huan Long Trading directly held a 1% non-controlling interest in our subsidiary SingOcean and indirectly held a 0.5% non-controlling interest in Chengsheng and Zhanhua Jiutai and a 0.3% non-controlling interest in Binhai Zhongneng. The total of these non-controlling interests at December 31, 2009 was $168,341 and their share of net loss for the nine months ended September 30, 2009 was $18,200.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

20. Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Group had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2010 and December 31, 2009.

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

The current year tax provision was $384,835 and $187,993 for the nine months ended September 30, 2010 and 2009, respectively.  The Group has recorded no deferred tax assets or liabilities as of September 30, 2010 and December 31, 2009, because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Income Tax Expense:
Current tax	$2,238	$181,885	$384,835	$187,993
Change in deferred tax assets – Net operating loss	278,367	1,488,889	755,252	1,688,402
Change in valuation allowance	(278,367)	(1,488,889)	(755,252)	(1,688,402)
Total	$2,238	$181,885	$384,835	$187,993

We follow the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended September 30, 2010.  Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns.  In addition, we have timely filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the nine months ended September 30, 2010 and 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

20. Income Taxes - continued

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes for the three and nine months ended September 30, 2010 and 2009 for the followings reasons:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

(Loss) Income from continuing operations before income taxes	$(10,931,454)	$5,535,103	$(11,507,924)	$6,615,665

Computed “expected” income tax expense at 25% in 2010 and 2009, except on the net income of Chensheng of $2,931 in 2009	$(2,732,863)	$1,366,119	$(2,876,981)	$1,636,259

Income tax expense of Chensheng - charged at 0.8% of gross sales of $694,109 in 2009	-	71,460	-	6,941

Tax effect of net taxable permanent differences	2,607,381	233,195	3,094,004	233,195

Effect of cumulative tax losses	123,244	(1,488,889)	167,812	(1,688,402)

	$2,238	$181,885	$384,835	$187,993

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the nine months ended September 30, 2010 and 2009.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

	For The Three months Ended		For The Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009

BASIC
Numerator for basic (loss) earnings per share from continuing operations attributable to China New Energy Group’s common stockholders:
Net (loss) Income From Continuing Operations	$(10,929,326)	6,137,620	$(11,976,760)	8,304,015
Deemed dividend on preferred stock issued	(6,158,051)	-	(6,158,051)	(2,350,829)
Dividend on preferred stock	(220,047)	(226,946)	(694,197)	(550,946)
(Loss) Income From Continuing Operations used in computing basic (loss) earnings per share	$(17,307,424)	5,910,674	(18,829,008)	5,402,240

Basic (loss) earnings per share from continuing operations	(0.16)	0.06	(0.18)	0.05

Numerator for basic (loss) earnings per share from discontinued operations
Net (loss) Income from Discontinued Operations	(231)	809,506	(85,877)	1,894,543
(Loss) Income from Discontinued Operations used in computing basis (loss) earnings per share	(231)	809,506	(85,877)	1,894,543

Basic (loss) earnings per share from discontinued operations	(0.00)	0.01	(0.00)	0.02

Weighted average outstanding shares of common stock	106,687,887	100,000,041	102,488,123	100,000,041

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

21. Earnings Per Share – continued

	For The Three months Ended		For The Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009

DILUTED
Numerator for diluted (loss) earnings per share from continuing operations attributable to China New Energy Group’s common stockholders:
Net (loss) Income From Continuing Operations	$(17,307,424)	$5,910,674	$(18,829,008)	$5,402,240
Deemed dividend on preferred stock issued	6,158,051	-	6,158,051	2,350,829
Dividend on preferred stock	220,047	226,946	694,197	550,946
(Loss) Income From Continuing Operations used in computing diluted (loss) earnings per share	(10,929,326)	6,137,620	(11,976,760)	8,304,015

Diluted (loss) earnings per share from continuing operations	(0.16)	0.03	(0.18)	0.04

Numerator for diluted (loss) earnings per share from discontinued operations
Net (loss) Income From Discontinued Operations	(231)	809,506	(85,877)	1,894,543
(Loss) Income From Discontinued Operations used in computing diluted (loss) earnings per share	(231)	809,506	(85,877)	1,894,543

Diluted (loss) earnings per share from discontinued operations	(0.00)	0.00	(0.00)	0.01

Weighted average outstanding shares of common stock	106,687,887	100,000,041	102,488,123	100,000,041
Weighted average shares of convertible preferred stock outstanding	135,992,903	112,535,710	120,440,698	91,644,433
Warrants and contingently issuable shares	9,365,886	5,413,993	11,625,701	8,199,751
Common stock and common stock equivalents	252,046,676	217,949,744	234,554,522	199,844,225

(Loss) earnings per share:
Basic	$(0.16)	$0.07	$(0.18)	$0.07
Diluted	$(0.16)	$0.03	$(0.18)	$0.05

Potential common shares outstanding as of September 30,:	2010	2009

Series A Convertible Preferred Stock	73,462,130	73,462,130
Series B Convertible Preferred Stock	39,073,580	39,073,580
Series C Convertible Preferred Stock	126,944,807	-
Warrants outstanding	31,224,489	31,224,489
	270,705,006	143,760,199

For the nine months ended September 30, 2010 and 2009, the number of securities was 270,705,006 and 143,760,199, respectively, not included in the diluted EPS because the effect would have been anti-dilutive.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

22. Business and Geographical Segments

The Group’s operations are classified into two principal reportable segments which are the provision of gas pipe connection services and the provision of natural gas. Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	For the three months ended September 30, 2010				For the three months ended September 30, 2009
	Connection				Connection
	services	Natural gas	Corporate	Total	services	Natural gas	Corporate	Total

External revenue	$124,803	37,263	-	162,066	$1,095,454	42,427	-	1,137,881
Interest income	11,916	-	-	11,916	5,520	-	-	5,520
Interest expense	(1,164)	-	(1,034,314)	(1,035,478)	(1,113)	-	-	(1,113)
Depreciation and amortization	40,255	11,900	48,037	100,192	21,782	11,787	18,004	51,573
Income tax	2,238	-	-	2,238	181,885	-	-	181,885

Net income (loss)	(18,818)	(12,707)	(10,902,398)	(10,933,923)	851,888	48,235	5,262,601	6,162,724

Expenditures for long-lived assets	427,462	-	164,201	591,663	281,087	2,055	161,309	444,451

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

22. Business and Geographical Segments – continued

Reportable Segments

	For the nine months ended September 30, 2010				For the nine months ended September 30, 2009
	Connection				Connection
	services	Natural gas	Corporate	Total	services	Natural gas	Corporate	Total

External revenue	$2,479,344	84,165	-	2,563,509	1,747,312	84,670	-	1,831,982
Interest income	14,466	-	-	14,466	7,754	-	-	7,754
Interest expense	(5,529)	-	(1,034,314)	(1,039,843)	(1,372)	-	(2,751)	(4,123)
Depreciation and amortization	108,988	35,509	125,285	269,782	61,198	35,451	43,626	140,275
Income tax	384,835	-	-	384,835	187,993	-	-	187,993

Net income (loss)	1,762,231	(39,390)	(13,701,477)	(11,978,636)	1,212,001	(21,948)	7,132,162	8,322,215

Expenditures for long-lived assets	2,524,808	-	224,557	2,749,365	795,229	152,342	161,309	1,108,880

	As of September 30, 2010				As of December 31, 2009
Total Assets	$12,470,356	2,370,808	41,916,340	56,757,504	$23,608,532	2,820,280	13,797,010	40,225,822

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2010 AND 2009

23. Concentrations and Credit Risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Group considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at September 30, 2010 and December 31, 2009 amounted to $580,731 and $2,672,884, respectively, of which no deposits were covered by insurance. Also, as of September 30, 2010, the Group held $39,691 for a corporate legal counsel’s trust account which is the balance form December 31, 2009. As of  December 31, 2009, the Group held $180,352 in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors to restrict use of the funds to pay preferred stock dividends and investor relation expenses. Nonperformance by these institutions could expose the Group to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Group has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the three months ended September 30, 2010, two customers accounted for approximately 99% of the Company’s sales. For the nine months ended September 30, 2010, three customers accounted for approximately 54% of the Company’s sales and one customer accounted for approximately 50% of the Company’s accounts receivable as of September 30, 2010.

For the three months ended September 30, 2009, four customers accounted for approximately 62% of the Company’s sales. For the nine months ended September 30, 2009, one customer accounted for approximately 12% of the Company’s sales and three customers accounted for approximately 40% of the Company’s accounts receivable as of September 30, 2009.

Major suppliers – For the three months ended September 30, 2010, one supplier accounted for approximately 100% of the Company's purchases. For the nine months ended September 30, 2010, four suppliers accounted for approximately 81% of the Company's purchases and four suppliers accounted for approximately 74% of the Company’s accounts payable as of September 30, 2010.

For the three months ended September 30, 2009, two suppliers accounted for approximately 47% of the Company's purchases. For the nine months ended September 30, 2009, one supplier accounted for approximately 11% of the Company's purchases and four suppliers accounted for approximately 71% of the Company’s accounts payable as of September 30, 2009.

Political and economic risks - The Group's operations are carried out in the PRC. Accordingly, the Group's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC's economy. The Group's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks are associated with, among others, the political, economic, and legal environments, and foreign currency exchange. The Group's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

The Group does not require collateral to support financial instruments that are subject to credit risk.

Environmental Matters - The Group does not anticipate any material future cash requirements related to environmental issues. If circumstances change, the Group will record the estimated charges necessary to return sites to their original condition.

CHINA NEW ENERGY GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2010 AND 2009

24. Commitments and Contingencies

Operating Leases - In the normal course of business, the Group leases office space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. The Company is obligated under operating leases requiring minimum rentals as follows:

Remainder of 2010	$34,726
2011	136,506
2012	56,878
Thereafter	-

Total minimum lease payments	$228,110

During the three months ended September 30, 2010 and 2009, rental expenses included in general and administrative expenses were $65,894 and $34,293, respectively.

During the nine months ended September 30, 2010 and 2009, rental expenses included in general and administrative expenses were $225,732 and $94,241, respectively.

As of September 30, 2010 and 2009, the Group did not have any contingent liabilities.

The Group is obligated to provide uninterrupted piped gas to connected users and to ensure safety in the process of piped gas operations. The volume of gas to be supplied by the Group is expected to grow with any increase in gas users. The Group has selected three qualified gas resource suppliers to ensure stable operations in meeting its obligations.

25. Subsequent events

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

We currently own the exclusive rights to develop distribution networks to provide natural gas to industrial, commercial and residential consumers in the cities of Nandaihe, Zhanhua, and Shangrao. Currently, these distribution networks provide natural gas to an aggregate of approximately 26,300 consumers in these cities.

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

Willsky Development Ltd. (Willsky) was incorporated on May 31, 2005 in the British Virgin Islands. On March 28, 2008, Travel Hunt Holdings, Inc. completed a reverse acquisition transaction with Willsky whereby Travel Hunt Holdings, Inc. issued to the shareholder of Willsky 94,908,650 shares of its common stock in exchange for all of the issued and outstanding capital stock of Willsky. Simultaneous with the consummation of the share exchange, the shareholder of Willsky, Eternal International Holding Group Ltd, a Hong Kong corporation, or Eternal International, distributed 85,417,785 shares of Travel Hunt Holdings, Inc. common stock as a dividend. Accordingly, following this distribution, Eternal International beneficially owns approximately 9.49% of Travel Hunt Holdings, Inc. outstanding capital stock. Willsky thereby became Travel Hunt Holdings, Inc.’s wholly-owned subsidiary and the former shareholders of Willsky became Travel Hunt Holdings, Inc. controlling stockholders.

Concurrently with the reverse merger, Fountainhead Capital Management Limited and La Pergola Investments Limited, the previously existing shareholders of Travel Hunt, surrendered to the Company a total of 2,000,000 shares of the common stock of the Company for cancellation in exchange for $660,000 payable through the delivery of a six month Convertible Promissory Note. After surrender, the existing shareholders retained 5,091,391 shares of our common stock.

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

On August 25, 2010, China New Energy Investment Company Ltd. (Nixi) was established in the PRC and is engaged in the business of investment holding and enterprise management service, and CNER owns 100% of Nixi.

Recent Development

On September 14, 2010, the Company’s wholly-owned PRC subsidiary, China New Energy Investment Co., Ltd (“Buyer”), entered into an Equity Transfer Agreement (the “Century Dadi Acquisition Agreement”) with Beijing Fengyin Xianghe Scientific Technology Co., Ltd. (“Seller”), a PRC company controlled by Mr. Tang Zhixiang (“Mr. Tang”), to acquire a 70% equity interest in Beijing Century Dadi Gas Engineering Co., Ltd., a PRC company (“Century Dadi”) from the Seller.

On September 14, 2010, Buyer also entered into an Equity Transfer Agreement (the “Zhoulu Dadi Agreement”) with Seller and Mr. Tang, to acquire a 70% equity interest in Zhoulu Dadi Gas Co. Ltd., a PRC company (“Zhoulu Dadi”) from the Seller.

Summaries of the terms of the Century Dadi Acquisition Agreement and Zhoulu Dadi Agreement (the “September Acquisition Agreements”) are incorporated by reference to the Form 8-K filed with SEC on September 14, 2010.

On October 28, 2010, Buyer and Mr. Tang restructured the September Acquisition Agreements and entered into an Equity Transfer Agreement (the “Tianjin Dadi Agreement”) with Seller and Mr. Tang, to acquire a 70% equity interest in Tianjin Dadi Friendship Co. Ltd., a PRC company (“Tianjin Dadi”) from the Seller.  Prior to entering into the Tianjin Dadi Agreement the ownership of Century Dadi and Zhoulu Dadi were restructured such that they are now both owned by Tianjin Dadi.  The material terms of the Tianjin Dadi Agreement are the same as the September Acquisition Agreements and Buyer will still be acquiring 70% of each of Century Dadi and Zhoulu Dadi through Tianjin Dadi, their parent company.

In connection with the execution of the Tianjin Dadi Agreement, on October 28, 2010, Seller, Buyer and Tianjin Dadi entered into an Exclusive Option Agreement, an Equity Transfer Agreement for 30% of the Equity of Tianjin Dadi, and a General Framework Agreement. After the completion of the transfer of the 70% interest under the Tianjin Dadi Agreement, Buyer has the right to purchase the remaining 30% equity interest in Tianjin Dadi then owned by Seller.

On October 28, 2010, Seller, Buyer and Mr. Tang entered into a Supplementary Agreement for the Escrow Terms and Conditions for the First Installment, where Buyer agrees to lend Seller 50% of the escrow fund (a total of RMB 60,000,000) before the releasing of the first installment when the following conditions are satisfied: a)  the acquisition of 70% equity interest in Tianjin Dadi is approved by local Ministry of Commerce; b) Tianjin Dadi’s subsidiaries shall have achieved the shareholder structure required by Buyer; c) All application documents for applying for registration in Administration for Industry and Commerce for the 70% equity transfer to Buyer have been duly signed and provided to Buyer; and d) a Loan Agreement will be signed between the Buyer and Seller.  The loan will be guaranteed by Beijing Dadi Gas Engineering Co, Ltd.

In connection with the Supplementary Agreement for the Escrow Terms and Conditions for the First Installment, on October 28, 2010, Seller, Buyer and Mr. Tang entered into a Loan Agreement, where Seller borrowed RMB 60,000,000 from the Buyer for the equity acquisition of the subsidiaries of Century Dadi and Zhoulu Dadi. The loan is guaranteed by Beijing Dadi Gas Engineering Co, Ltd. with all its assets.

On November 9, 2010, Buyer and Seller entered into a Loan Agreement, where Seller agrees to loan Buyer a total of RMB 7,500,000 with an annual interest rate of 5.56%. The term of the loan is 3 months, starting from the execution date.  The loan is for the business development purpose of the Company and is not related to the acquisition of Tianjin Dadi.

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

During the three and nine months ended September 30, 2010 and 2009, all the contracts for connection services were started and completed.

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

Reportable Operating Segments

For the nine months ended September 30, 2010, we had sales revenue of $2.56 million of which $2.48 million, or 97%, was from connection services while $0.08 million, or 3%, was from gas sales.

Our revenue for the nine months ended September 30, 2010 was mainly contributed by the connection services segment as we concentrate our efforts to provide our services to property developers.  Thus, the gas consumption will begin when the properties are sold in the market.  Currently, the volume of gas sales to connected households is not high.This phenomenon does affect our revenue structure.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2010 (MM represents million):

Revenues: Our revenues were $0.16 MM for the third quarter of 2010, a decrease of 86% from the same period of 2009.

Gross Margin: Gross margin was a loss of 20% for the third quarter of 2010 compared to gross margin of 67% for the third quarter of 2009, representing a percentage decrease of 87%.

Operating Expenses: Operating expenses (including selling, general and administrative expenses) were $1.38 MM for the third quarter of 2010, an increase of 8% from the same period of 2009.

Net Income / (Loss): A net loss of $10.93 MM resulted for the third quarter of 2010, while the net income for the same period of 2009 was $6.16 MM. The decrease of net income was mainly due to: (1) a decrease in revenues of connection fees by $0.98 MM; (2) an increase of operating expenses by $0.1 MM; (3) a change in fair value of derivative financial instruments which resulted in other expenses of $8.32 MM while it resulted in other income of $6.04 MM for the same period of 2009; and (4) the value of Series Preferred Stock C was $1.03 MM, which was recorded as accrued interest for the third quarter of 2010.

Fully diluted net income per share: Fully diluted net loss per share was $0.16 for the third quarter of 2010, as compared to net income per share of $0.03 for the same period of 2009.

Taxation

As a Delaware company, the Company is subject to United States taxation, but no provision for income taxes was made for the nine months ended September 30, 2010 and 2009 as the Company did not have reportable taxable income for the period.

Willsky, a wholly-owned subsidiary of the Company, is subject to BVI taxation, but no provision for income taxes was made for the nine months ended September 30, 2010 and 2009 as Willsky did not have reportable taxable income for the period.

SingOcean is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%.

Prior to 2009, Chensheng was subject to the tax laws of the PRC being taxed on 0.8% of annual sales. Starting from January 1, 2009, the tax rate was changed to 1% on sales.  On July 1, 2009, the tax rate was changed to 25% on net income.

Binhai Zhongneng is subject to the tax laws of the PRC at  the prevailing statutory rate of enterprise income tax of 25%.

Zhanhua is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%.

Wuyuan is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%.

Tianjin Investment is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%.

Nixi is subject to the tax laws of the PRC at the prevailing statutory rate of enterprise income tax of 25%.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

The following table summarizes the results of our operations during the three-month periods ended September 30, 2010 and 2009:

(All amounts, other than percentages, are in thousands of U.S. dollars)

	For the three months ended
	September 30,
	2010	2009	Change	Change%

Revenues:	162	1,138	(976)	-86%

Cost of Sales:	195	378	(183)	-48%

Gross Profit	(33)	760	(793)	-104%

Total operating expenses	1,378	1,274	104	8%

Loss from operations	(1,411)	(514)	(897)	175%

Other Income (Expenses):
Change in fair value of derivative financial instruments	(8,321)	6,041	(14,362)	-238%
Interest income(expenses)	(1,024)	4	(1,028)	-25700%
Other income	(175)	3	(178)	-5933%

(Loss) Income From Continuing Operations, Before Income Tax	(10,931)	5,534	(16,465)	-298%

Income Tax	2	182	(180)	-99%

(loss) Income from discontinued operations	$(0)	810	(810)	-100%

Net (Income) Loss Attributable to Non-controlling Interest	4	(25)	29	-116%

Net (Loss)Income	(10,934)	6,163	(17,097)	-277%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues decreased $0.98 MM, or 86%, to $0.16 MM for the three months ended September 30, 2010 from $1.14 MM for the same period in 2009. This decrease was mainly attributable to a decrease in number of connection households.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales decreased by $0.18 MM, or 48%, to $0.20 MM for the three months ended September 30, 2010 from $0.38 MM during the same period in 2009. Such decrease was mainly attributable to a decrease in number of connection households.

Gross Profit. Our gross profit decreased by $0.79 MM, or 104%, to a loss of $0.03 MM for the three months ended September 30, 2010 from $0.76 MM during the same period in 2009.  Gross profit as a percentage of revenues or gross profit margin, was 20% for the three months ended September 30, 2010.  The gross profit margin during the same period in 2009 was 67%. Such decrease in gross profit margin was mainly due to a decrease of revenue for connection fees.

Total Operating Expenses  The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”).  For the three months ended September 30, 2010, the total operating expenses were $1.38 MM while the amount was $1.27 MM for the same period of 2009, or increased by 8%.  This increase was mainly due to the fact that we are expanding our company. Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business, especially, registration right liabilities is $0.38 MM for the same period 2009.

Loss from operations Our loss from operations increased by $0.9 MM, or 175%, to $1.41 MM for the three months ended September 30, 2010 from loss $0.51 MM during the same period in 2009. This increase was mainly due to an increase in operating expenses and a decrease in number of connection households.

Other Income (Expenses)

Change In Fair Value of derivative financial instruments: For the three months ended September 30, 2010, the change in fair value of derivative financial instruments was recorded as other expenses of $8.32 MM while the one incurred in the same period of 2009 was recorded as other income of $6.04 MM.

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

As of September 30, 2010, the fair value of the warrants was $4.82 MM, derivative financial instruments – call options related to Series D Convertible Preferred Stock was 43.67 MM and derivative assets- -put options was 1.60MM.  Therefore, the Company recognized a $8.32 MM loss from the change in fair value for the three months ended September 30, 2010 and a $6.04 MM gain from the change in fair value during the same period in 2009.

Income (loss) From Continuing Operations, Before Income Tax. Our loss from continuing operations before income tax increased by $16.47 MM to $10.93 MM for the three months ended September 30, 2010 from an income of $5.53 MM during the same period in 2009.  Such decrease was mainly due to: (1) a decrease in revenues of connection fees by $0.98 MM; (2) an increase of operating expenses by $0.1 MM; (3) a change in fair value of derivative financial instruments which resulted in other expenses of $8.32 MM while it resulted in other income of $6.04 MM for the same period of 2009; and (4) the value of Series Preferred Stock C was $1.03 MM, which was recorded as accrued interest for the third quarter of 2010.

Income (Loss) From Discontinued Operations

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd in 2010 – completed in 2010

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the“Purchaser"). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Changsha Yuedu Steel Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB21,900,000). As of September 30, 2010, the Group received part of the downpayment of $l,045,072 (RMB7,000,000) and recorded it under Deposits receipt for disposal of current liabilities.

As of September 30, 2010, the legal procedures for the transfer of the ownership of Yingkou have not been completed and the control of Yingkou still remains in the Group; therefore, the Group recorded all the assets and liabilities of Yingkou under the caption of “Current Assets Held for Sale”, “Non-current Assets Held for Sale” and “Liabilities Held for Sale”. The oprating activity of Yingkou was recorded under the discontinued operations for the nine months ended September 30, 2010 and 2009.

The following table displays summarized operating activity for the discontinued operations of Yingkou for the three months ended September 30, 2010 and Yingkou and Acheng for the three months ended September 30, 2009.

	For the three months ended
	September 30,
	2,010	2,009
	(Unaudited)	(Unaudited)
Revenue	$-	$1,679,391
Operating (loss) profit	$-231	$1,273,455
(Loss) Profit before income taxes	$-231	$1,088,634
Income tax expense	$-	$279,128
(Loss) Profit from discontinued operations, net of tax	$-231	$809,506

Net Income(loss). Net loss increased by $17.1 MM to a net loss of $10.93 MM for the three months ended September 30, 2010, from net income of $6.16 MM for the same period of 2009, which is mainly due to: (1) a decrease in revenues of connection fees by $0.98 MM; (2) an increase of operating expenses by $0.1 MM; (3) a change in fair value of derivative financial instruments which resulted in other expenses of $8.32 MM while it resulted in other income of $6.04 MM for the same period of 2009; and (4) the value of Series Preferred Stock C was $1.03 MM, which was recorded as accrued interest for the third quarter of 2010.

Comparison of Nine Months Ended September30, 2010 and 2009

The following table summarizes the results of our operations during the nine-months ended September 30, 2010 and 2009:

(All amounts, other than percentages, are in thousands of U.S. dollars)

	For the nine months ended
	September 30.
	2010	2009	Change	Change%

Revenues:	2,564	1,832	732	40%

Cost of Sales:	841	658	183	28%

Gross Profit	1,723	1,174	549	47%

Total operating expenses	4,014	2,583	1,431	55%

Loss from operations	(2,291)	(1,409)	(882)	63%

Other Income (Expenses):
Change in fair value of derivative financial instruments	(8,029)	8,017	(16,046)	-200%
Interest income(expenses)	(1,025)	4	(1,029)	-25725%
Other income	(162)	3	(165)	-5500%

(Loss) Income From Continuing Operations, Before Income Tax	(11,507)	6,615	(18,122)	-274%

Income Tax	385	188	197	105%

(Loss) Income from discontinued operations	$(86)	189	(275)	-146%

Net (Income) Loss Attributable to Non-controlling Interest	2	(18)	20	-111%

Net (Loss) Income	(11,979)	8,322	(20,301)	-244%

Revenues.  Revenues are derived primarily from connection fees and sales of natural gas.  Revenues increased $0.73 MM, or 40%, to $2.56 MM for the nine months ended September 30, 2010 from $1.83 MM for the same period in 2009. This increase was mainly attributable to an increase in number of connection households and an industry customer.

Cost of Sales.   Cost of sales consists primarily of connection costs and purchase of natural gas from our suppliers and depreciation.

Our cost of sales increased by $0.18 MM, or 28%, to $0.84 MM for the nine months ended  September 30, 2010 from $0.66 MM during the same period in 2009. Such increase was mainly attributable to an increase in the number of households connected to our distribution network.

Gross Profit. Our gross profit increased by $0.55 MM, or 47%, to $1.72 MM for the nine months ended September 30, 2010 from $1.17 MM during the same period in 2009.  Gross profit as a percentage of revenues, or gross profit margin, was 67% for the nine months ended September 30, 2010.  The gross profit margin during the same period in 2009 was 64%. Such increase in gross profit margin was mainly due to an increase of revenues of connection fees.

Total Operating Expenses The total operating expenses consist of two components, the first one is registration right penalties and the other is general and administrative expenses (“SG&A”). For the nine months ended September 30, 2010, the total operating expenses were $4.01 MM while the amount was $2.58 MM for the same period of 2009, or increased by 55%.  This increase was mainly due to the fact that we are expanding our company. Management believes that the relatively high SG&A expenses will continue as we endeavor to expand our business.

Loss from operations Our loss from operations increased by $0.88 MM, or 63%, to $2.29 MM for the nine months ended September 30, 2010 from $1.41 MM during the same period in 2009.  This increase in loss from operations was mainly due to an increase in gross profit which was offset by the increase in operating expenses of $1.43 MM.

Total Other Income (Expenses)

Change In Fair Value of derivative financial instruments: For the nine months ended September 30, 2010, the change in fair value of derivative financial instruments was recorded as other expenses of $8.03 MM while it resulted in other income of $8.02 MM for the same period of 2009.

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

As of September 30, 2010, the fair value of the warrants was $4.82 MM, derivative financial instruments – call options related to Series D Convertible Preferred Stock was 43.67 MM and derivative assets- -put options was 1.60MM.  Therefore, the Company recognized a $8.32 MM loss from the change in fair value for the three months ended September 30, 2010 and a $6.04 MM gain from the change in fair value during the same period in 2009.

Income (loss) From Continuing Operations, Before Income Tax.  Our loss from continuing operations before income tax increased by $18.12 MM to $11.51 MM for the nine months ended  September 30, 2010 from a gain of $6.62 MM during the same period in 2009.  Such increase was mainly due to: (1) an increase in operating expenses by $1.43 MM; (2) the change in fair value of derivative financial instruments was recorded as other expenses of $8.03 MM while it resulted in other income of $8.02 MM for the same period of 2009; and (3) the value of Series Preferred Stock C was $1.03 MM, which was issued in payment of interest.

Income (Loss) From Discontinued Operations

Disposal of Yingkou Zhongneng Gas Development Co.,Ltd in 2010 – completed in 2010

On March 17, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Hunan Zhongyouzhiyuan Gas Co., Ltd. (the“Purchaser"). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB21,900,000). On March 31, 2010, the agreement was terminated.

On April 2, 2010, SingOcean, our PRC 99%-owned subsidiary, entered into an Equity Transfer Agreement with Changsha Yuedu Steel Co., Ltd. (the “Purchaser”). Pursuant to the Agreement, SingOcean agreed to sell to the Purchaser its 100% equity interest in Yingkou Zhongneng, for a cash purchase price of approximately $3,200,000 (RMB21,900,000). As of September 30, 2010, the Group received part of the downpayment of $l,045,072 (RMB7,000,000) and recorded it under Deposits receipt for disposal of current liabilities.

As of September 30, 2010, the legal procedures for the transfer of the ownership of Yingkou have not been completed and the control of Yingkou still remains in the Group; therefore, the Group recorded all the assets and liabilities of Yingkou under the caption of “Current Assets Held for Sale”, “Non-current Assets Held for Sale” and “Liabilities Held for Sale”. The oprating activity of Yingkou was recorded under the discontinued operations for the nine months ended September 30, 2010 and 2009.

The following table displays summarized operating activity for the discontinued operations of Yingkou for the nine months ended September 30, 2010 and Yingkou and Acheng for the nine months ended September 30, 2009.

	For the nine months ended
	September, 30
	2010	2009
	(Unaudited)	(Unaudited)
Revenue	$201,739	$4,120,898
Operating (loss) profit	$(85,877)	$2,712,980
(Loss) Profit before income taxes	$(85,877)	$2,535,350
Income tax expense	$-	$640,807
(Loss) Profit from discontinued operations, net of tax	$(85,877)	$1,894,543

Net Income (Loss). Net loss increased by $20.30 MM to a net loss of $11.98 MM for the nine months ended September 30, 2010, from net income of $8.32 MM for the same period of 2009, which is mainly due to: (1) the change in fair value of derivative financial instruments was recorded as other expenses of $8.03 MM while it resulted in other income of $8.02 MM for the same period of 2009; (2) an increase in operating expenses by $1.43MM, and (3) the value of Series Preferred Stock C was $1.03 MM, which recorded as accrued interest.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $0.59 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	For the nine months ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	(487)	(915)

Net cash used in investing activities	(20,043)	(5,031)

Net cash flows provided by financing activities	18,361	5,215

Effect of exchange rate changes in cash and cash equivalents	77	(2)

Net increase (decrease) in cash and cash equivalents	(2,092)	(734)

Operating Activities

Net cash used in operating activities was $0.49 MM for the nine months ended September 30, 2010, compared to net cash used in operating activities of $0.92 MM during the same period of 2009. This increase in funds used in our operating activities was primarily due to an increase in net loss and a decrease in accruals and other payables.

Investing Activities

Our main use of cash in investing activities was mainly for the construction of gas pipelines and acquisition of assets.

Net cash used in investing activities for the nine months ended September 30, 2010 was $20.04 MM, which was an increase of $15.01 MM from net cash used of $5.03 MM for the same period of 2009.  This increase was due to increased cash deposited into a mutually managed account for the first installment of the acquisition of Century Dadi and Zhuolu Dadi.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $18.36 MM, which is an increase of $13.14 MM from $5.22 MM during the same period of 2009. This decrease was mainly due to the contribution from the private placement consummated on September 14, 2010.

On September 14, 2010, the Company entered into and consummated the sale of securities pursuant to a Series C and Series D Convertible Preferred Stock Securities Purchase Agreement (the “Securities Purchase Agreement”) with China Hand Fund I, LLC (“China Hand”), providing for the sale to China Hand of (i) 18.73 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”), and (ii) 4 shares of the Company’s Series D Convertible Preferred Stock (“Series D Preferred Stock”) for an aggregate purchase price of $15,000,000 (the “Private Placement”). The proceeds of the Private Placement will be used to finance the first installment of the purchase price due for the acquisition by a wholly-owned subsidiary of the Company of (i) a 70% equity interest in each of Beijing Century Dadi Gas Engineering Co., Ltd., a PRC limited liability company (“Century Dadi”) and (ii) Zhoulu Dadi Gas Co. Ltd., a PRC limited liability company (“Zhoulu Dadi”).

On September 14, 2010, the Company entered into and consummated the sale to certain accredited investors pursuant to Note Purchase Agreements (the “Note Purchase Agreements”) of Convertible Notes due October 15, 2010 (the “Notes”) in the aggregate principal amount of $3,000,000. The Notes pay no interest and in lieu thereof, the Company will issue a total of 1.67 shares of Series C Preferred Stock if the Notes are repaid before the maturity date of October 15, 2010 and the value of Series Preferred Stock C was $1,034,314 and recorded as accrued interest.  Such shares of Series C Preferred Stock would be convertible into 9,430,508 shares of Common Stock. On October 15, 2010, the Company agreed with the investors to extend the maturity date to December 31, 2010. If the Notes are not paid at maturity, they will convert automatically into a total of 3.75 shares of Series C Preferred Stock. Such shares of Series C Preferred Stock would be convertible into 21,176,291 shares of Common Stock. The number of shares of Series C Preferred Stock issuable upon conversion of the Notes is subject to adjustment for stock splits and similar events.

Capital Expenditures, Contractual Obligations, Commitments and Contingences

For the nine months ended September 30, 2010, the company spent about $38.35 MM in capital expenditures which was mainly for the construction of gas pipelines, gas station and acquisition. The company settled the payments according to the terms of the contract and fulfilled its contractual obligations.  Other than the operating leases stated in Note 24 to Unaudited Condensed Consolidated Financial Statements, we have no other commitments and contingencies. As disclosed in Note 24, the Company is obligated under operating leases to pay minimum lease payments of approximately $0.23 MM.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Yangkan Chong, our Chief Executive Officer and Mr. Eric Yu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, Mr. Chong and Mr. Yu concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective and the following measurements have been deployed.

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

ITEM 1A:  RISK FACTORS

Not applicable.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5:     OTHER INFORMATION

Not applicable.

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

Date: November 22, 2010	CHINA NEW ENERGY GROUP COMPANY

	By:	/s/ Yangkan Chong
Yangkan Chong, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Yu
Eric Yu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)